Form 10QSB
period 1996-06-30
APROGENEX INC
filed 1996-08-08
CIK 907285

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549



                     Form 10-QSB



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended June 30, 1996



                 Commission file number  1-12416


                    Aprogenex, Inc.
(Exact name of Small Business Issuer as specified in its charter)





       Delaware                          76-0269632
(State of incorporation)   (I.R.S. Employer Identification Number)

                     8000 El Rio Street
                   Houston, TX  77054-4104
           (Address of principal executive offices)

                      (713) 748-5114
                (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES: X    NO:

As of August 5, 1996, there were 5,200,598 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
                      YES:      NO: X

            PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  Aprogenex, Inc.
    (A Delaware Corporation in the Development Stage)
                  Balance Sheets
                   (Unaudited)

                                      December 31,      June 30,
                                          1995            1996
                                     -----------     -----------
     ASSETS
Current assets:
  Cash and cash equivalents          $ 1,301,934     $ 1,562,219
  Accounts receivable and
  prepaid expenses                       103,412          90,335
                                     -----------     -----------
      Total current assets             1,405,346       1,652,554
Property and equipment, net              956,034         787,857
Other assets, net                         30,574         128,532
                                     -----------     -----------
                                     $ 2,391,954     $ 2,568,943
                                     ===========     ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                   $   273,361     $   159,456
  Accrued liabilities                    244,491         193,559
  Current portion of
    capital lease obligations            176,962         174,127
                                      ----------      ----------
      Total current liabilities          694,814         527,142
Capital lease obligations,
net of current portion                   203,905         103,768
Convertible Notes Payable                   --         1,951,837
Commitments and contingencies
Stockholders' equity
  Undesignated Preferred Stock,
  10,320,000 shares authorized,
  none issued                               --              --
  Series A Convertible Preferred
  Stock, $.001 par value; 880,000
  shares authorized; 459,000 and
  449,000 shares issued and
  outstanding,respectively;
  liquidation preference of $13 per
  share (aggregating to $5,967,000
  and $5,837,000, respectively)              459             449
  Common Stock, $.001 par value;
  20,000,000 shares authorized;
  5,156,345 and 5,200,598 shares
  issued and outstanding,
  respectively                             5,156           5,201
  Additional paid-in capital          27,311,550      27,312,430
  Deficit accumulated during
  the development stage              (26,002,816)    (27,575,770)
Warrants to purchase Common and
Preferred Stock                          178,886         243,886
                                     -----------     -----------
      Total stockholders'
      equity (deficit)                 1,493,235         (13,804)
                                     -----------     -----------
                                     $ 2,391,954     $ 2,568,943
                                     ===========     ===========

The accompanying notes are an integral part of these financial statements

                    Aprogenex, Inc.
     (A Delaware Corporation in the Development Stage)
               Statements of Operations
                        (Unaudited)
                                                       For the
                                                       Period
                                                        From
                                                      Inception
                                For the Three        (January 25,
                             Months Ended June 30,   1989)Through
                           ------------------------    June 30,
                                1995         1996        1996
                           -----------  -----------  ------------
Revenues                   $     8,070  $    13,236  $    211,310
                           -----------  -----------  ------------
Costs and expenses:
 Research and development      959,974      520,156    16,312,036
 General and administrative    499,642      279,818    10,566,733
                           -----------  -----------  ------------
Total costs and expenses     1,459,616      799,974    26,878,769
                           -----------  -----------  ------------
Loss before interest
  and other                 (1,451,546)    (786,738)  (26,667,459)
Interest expense               (20,299)     (26,524)     (621,112)
Interest income and
  other,net                     33,818       16,084       645,456
                           -----------  -----------  ------------
Net loss                   $(1,438,027) $  (797,178) $(26,643,115)
                           ===========  ===========  ============
Net loss per Common share      $ (.29)      $ (.15)
                           ===========  ===========
Shares used in computing
  net loss per Common share  5,043,340   5,200,598
                           ===========  ===========

The accompanying notes are an integral part of these financial statements.

                  Aprogenex, Inc.
   (A Delaware Corporation in the Development Stage)
        Statements of Operations (Continued)
                      (Unaudited)
                                                       For the
                                                       Period
                                                        From
                                                      Inception
                                For the Six          (January 25,
                             Months Ended June 30,   1989)Through
                           ------------------------    June 30,
                                1995         1996        1996
                           -----------  -----------  ------------
Revenues                   $     8,070  $    30,581  $    211,310
                           -----------  -----------  ------------
Costs and expenses:
 Research and development    1,813,005    1,040,853    16,312,036
 General and administrative  1,088,628      549,361    10,566,733
                           -----------  -----------  ------------
Total costs and expenses     2,901,633    1,590,214    26,878,769
                           -----------  -----------  ------------
Loss before interest
  and other                 (2,893,563)  (1,559,633)  (26,667,459)
Interest expense               (42,430)     (42,022)     (621,112)
Interest income and
  other,net                     50,764       28,701       645,456
                           -----------  -----------  ------------
Net loss                   $(2,885,229) $(1,572,954) $(26,643,115)
                           ===========  ===========  ============
Net loss per Common share      $ (.58)      $ (.30)
                           ===========  ===========
Shares used in computing
  net loss per Common share  4,993,863   5,189,923
                           ===========  ===========

The accompanying notes are an integral part of these financial statements.

                   Aprogenex, Inc.
    (A Delaware Corporation in the Development Stage)
               Statements of Cash Flows
                    (Unaudited)
                                                       For the
                                                       Period
                                                        From
                                                      Inception
                                For the Three        (January 25,
                             Months Ended June 30,   1989)Through
                           ------------------------    June 30,
                                1995         1996        1996
                           -----------  -----------  ------------
Operating Activities:
Net loss                   $(1,438,027) $  (797,178) $(26,643,115)
Adjustments to reconcile
  to net cash used by
  operating activities
  Depreciation and
    amortization                76,007       88,698     1,831,280
  Interest expense on
    Convertible Notes
    payable  in 199               --         10,437        10,437
  Amortization of discount
    on Convertible Notes          --          1,400         1,400
  Amortization of deferred
    compensation related to
    certain stock options         --           --          94,300
  Non-cash portion of
    technology acquisition         --          --       2,421,875
  Interest expense on notes
    payable converted into
  preferred stock                  --          --         186,154
  Issuance of common stock,
    options, or warrants
    for services                   --          --          48,295
  Changes in assets
    and liabilities-
    (Increase) decrease in
    prepaid expenses,
    receivables and other       (6,658)     (12,855)     (110,755)
  Increase (decrease) in
    accounts payable and
    accrued liabilities        194,703       66,350       353,015
                           -----------  -----------  ------------
Net cash used by
  operating activities      (1,173,975)    (643,148)  (21,807,114)
Investing Activities:
Purchases of
  marketable securities       (161,078)        --      (5,018,891)
Disposition of
  marketable securities           --           --       5,018,891
Purchases of property
  and equipment                (38,827)        --      (2,239,113)
Proceeds from
  sale-leaseback agreement         --          --         982,416
Deferred organization costs        --          --          (1,788)
                           -----------  -----------  ------------
Net cash provided (used)
  by investing activities     (199,905)        --      (1,258,485)
                           -----------  -----------  ------------
Financing Activities:
Net proceeds from sale
  of preferred stock         3,835,440         --       8,676,736
Net proceeds from sale
  of common stock              555,015         --      10,511,178
Net borrowings under
  Convertible Notes               --      1,834,318     1,834,318
Exercise of stock options        5,859         --         110,087
Proceeds from sale of
  warrants                      48,786       65,000       183,886
Principal payments under
  capital lease obligations    (40,233)     (61,448)   (1,045,185)
Borrowings under notes
  payable converted
  into preferred stock            --           --       4,363,048
Net borrowings under
  Bridge Loans                    --           --         570,000
Repayment of Bridge Loans         --           --        (570,000)
Purchase of treasury stock        --           --          (6,250)
                           -----------  -----------  ------------
Net cash provided (used)
  by financing activities    4,404,867    1,837,870    24,627,818
                           -----------  -----------  ------------
Increase (decrease) in cash
  and cash equivalents       3,030,987    1,194,722     1,562,219
Cash and cash equivalents,
  beginning of period          450,540      367,497          --
                           -----------  -----------  ------------
Cash and cash equivalents,
  end of period            $ 3,481,527  $ 1,562,219  $  1,562,219
                           ===========  ===========  ============

The accompanying notes are an integral part of these financial statements.

                    Aprogenex, Inc.
     (A Delaware Corporation in the Development Stage)
            Statements of Cash Flows (Continued)
                          (Unaudited)
                                                       For the
                                                       Period
                                                        From
                                                      Inception
                                For the Six          (January 25,
                             Months Ended June 30,   1989)Through
                           ------------------------    June 30,
                                1995         1996        1996
                           -----------  -----------  ------------
Operating Activities:
Net loss                   $(2,885,229) $(1,572,954) $(26,643,115)
Adjustments to reconcile
  to net cash used by
  operating activities
  Depreciation and
    amortization               150,885      178,652     1,831,280
  Interest expense on
    Convertible Notes
    payable  in 199               --         10,437        10,437
  Amortization of discount
    on Convertible Notes          --          1,400         1,400
  Amortization of deferred
    compensation related to
    certain stock options         --           --          94,300
  Non-cash portion of
    technology acquisition         --          --       2,421,875
  Interest expense on notes
    payable converted into
  preferred stock                  --          --         186,154
  Issuance of common stock,
    options, or warrants
    for services                   --          --          48,295
  Changes in assets
    and liabilities-
    (Increase) decrease in
    prepaid expenses,
    receivables and other      (83,623)      13,077     (110,755)
  Increase (decrease) in
    accounts payable and
    accrued liabilities         92,326     (164,837)      353,015
                           -----------  -----------  ------------
Net cash used by
  operating activities      (2,725,641)  (1,534,225)  (21,807,114)
Investing Activities:
Purchases of
  marketable securities       (161,078)        --      (5,018,891)
Disposition of
  marketable securities      1,000,000         --       5,018,891
Purchases of property
  and equipment                (46,360)      (2,751)   (2,239,113)
Proceeds from
  sale-leaseback agreement         --          --         982,416
Deferred organization costs        --          --          (1,788)
                           -----------  -----------  ------------
Net cash provided (used)
  by investing activities      792,562       (2,751)   (1,258,485)
                           -----------  -----------  ------------
Financing Activities:
Net proceeds from sale
  of preferred stock         3,835,440         --       8,676,736
Net proceeds from sale
  of common stock              555,015         --      10,511,178
Net borrowings under
  Convertible Notes               --      1,834,318     1,834,318
Exercise of stock options       43,546          915       110,087
Proceeds from sale of
  warrants                      48,786       65,000       183,886
Principal payments under
  capital lease obligations    (83,734)    (102,972)   (1,045,185)
Borrowings under notes
  payable converted
  into preferred stock            --           --       4,363,048
Net borrowings under
  Bridge Loans                    --           --         570,000
Repayment of Bridge Loans         --           --        (570,000)
Purchase of treasury stock        --           --          (6,250)
                           -----------  -----------  ------------
Net cash provided (used)
  by financing activities    4,399,053    1,797,261    24,627,818
                           -----------  -----------  ------------
Increase (decrease) in cash
  and cash equivalents       2,465,974      260,285     1,562,219
Cash and cash equivalents,
  beginning of period        1,015,553    1,301,934          --
                           -----------  -----------  ------------
Cash and cash equivalents,
  end of period            $ 3,481,527  $ 1,562,219  $  1,562,219
                           ===========  ===========  ============

The accompanying notes are an integral part of these financial statements.


Condensed Notes to Financial Statements

1.  Description of Business and Certain Significant Risks

Aprogenex, Inc. (Aprogenex or the Company) was incorporated as Molecular Analysis Incorporated on August 1, 1988, and commenced operations on January 25, 1989. The Company was organized to research, develop, and market medical diagnostic products using DNA probes to detect and identify diseases and genetic disorders. The proprietary technology of Aprogenex includes methods of in situ hybridization using synthesized DNA probes.

Aprogenex is in the development stage and has only generated limited revenues from the sale of research-use-only products. The future success of the Company is dependent upon many factors, including the protection of its proprietary technology, the ability to practice its technology without infringing patents issued to others, the successful identification and development of saleable products using this technology, obtaining regulatory approvals to market such products, the penetration of markets for these products, and obtaining funds necessary to complete these activities.

The Company's technology can be utilized to develop products that serve various markets ranging from genetics to infectious diseases. The potential customers for the Company's product candidates are generally laboratories throughout the world, and such laboratories may require a broader range of products or instrumentation than is available from the Company. Additionally, the Company's product candidates must compete with products from other companies developed using similar technologies, as well as with products developed using other technologies. Most competitors have substantially greater resources than the Company, which will make penetration of markets for the Company's products difficult.

The Company estimates that, as of June 30, 1996, it has cash resources to fund its normal operations through the end of 1996. Accordingly, the Company will require additional funding to complete its product development activities or to sustain operations through the commercialization of such products. The Company from time to time is engaged in activities to raise funds through the sale of equity or debt or the license of portions of its technology. The ability of the Company to continue its activities, to realize or recover its investment in property and equipment, or to continue as a going concern is dependent upon its ability to obtain additional funding. There can be no assurance that the Company will be able to obtain such funding, or the terms upon which any such funding may occur.

As previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph that indicated that the Company's continued operations is dependent upon its ability to obtain additional working capital to complete the research and development and other activities and to attain successful future operations.


2.  Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the Financial Statements included within the Company's Form 10-KSB for the year ended December 31, 1995.
In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and the results of operations for the periods presented.


3.  Sale of Convertible Notes and Warrants

On June 12, 1996, the Company issued $2,005,000 principal amount of Convertible Notes due on May 29, 1998 (the "Convertible Notes") and warrants to acquire 130,323 shares of Common Stock (the "1996 Warrants") for total consideration of $2,005,000. The Convertible Notes bear interest at the rate of 10% per annum, based on a 365 day year, compounded quarterly. Interest is payable at maturity or upon prepayment. The principal and accrued interest on the Convertible Notes are convertible into the Common Stock of the Company at the rate of one share of Common Stock for every $1.10 in principal and accrued interest.

On the twentieth business day prior to the maturity date of the Convertible Notes (the "Reset Date"), the conversion price will be adjusted to the average of the closing price of the Common Stock on the American Stock Exchange (or such other trading forum as may be applicable at that time) for the ten trading days prior to the Reset Date (the "Reset Conversion Price") if and only if such new Reset Conversion Price is lower than the then-current Conversion Price. However, such price shall not be less than 50% of the then-Conversion Price.

The Convertible Notes contain provisions to protect the holders against dilution by adjusting the number of shares issuable upon conversion thereof.

The Company has the right to prepay principal and accrued interest upon twenty days notice to the holders of the Convertible Notes.
However, the holders have the right to convert the Convertible
Notes into Common Stock as set forth above prior to such redemption.

The principal and accrued interest of the Note become immediately due and payable upon the insolvency of the Company, the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of any petition in bankruptcy or any petition for relief under the provisions of the federal bankruptcy act or any other state or federal law for the relief of debtors and the continuation of such petition without dismissal for a period of thirty (30) days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company.

The 1996 Warrants entitle the holders thereof to purchase Common Stock at $1.10 per share and are exercisable at any time, but such exercise must occur prior to the close of business on May 28, 1999. The 1996 Warrants contain provisions to protect the holders thereof against dilution by adjusting the price at which the 1996 Warrants are exercisable and the number of shares issuable upon exercise thereof upon the occurrence of certain events.

Commencing September 10, 1996, the holders of the May Warrants will have "piggyback" registration rights to require the Company to include the Common Stock underlying such warrants in certain registration statements filed by the Company.

The net proceeds from the sale of the Convertible Notes and the 1996 warrants totaled approximately $1.8 million after deducting the expenses and fees related to the offering. The Company expects the proceeds from the sale to fund its normal operations through 1996. See Forward-Looking Statements herein.

The Company has assigned a value of approximately $.50 per share of Common Stock to the 1996 Warrants, or a total of $65,000. This valuation was based on review of the trading history of the Common Stock, the non-transferable provisions of the 1996 Warrants, and various other factors. The value assigned to the 1996 Warrants was treated as issue discount on the Convertible Notes and amortized as additional interest on the Convertible Notes. Such amortization will increase the effective interest rate on the Convertible Notes to approximately 11.7%, assuming the Convertible Notes remain outstanding until maturity.


Item 2.  Management's Discussion and Analysis or Plan of
Operation

Liquidity and Capital Resources

At June 30, 1996, the Company had cash resources of $1,562,000 available to it and had net working capital of $1.1 million.

To date, the Company has financed its operations primarily through private placements of its equity and debt securities and its initial public offering in 1993. The Company has raised approximately $25.5 million in net proceeds through these transactions, including $4.5 million of such sales consummated through the conversion of the Company's debt securities into equity. Additionally, the Company has financed $1.3 million of its approximately $2.6 million of capital expenditures since inception through equipment leases.

The Company has expended and will continue to expend in the future substantial funds to continue the research and development of its products, conduct clinical investigations, make capital expenditures, and manufacture and market its products. Its products are in various stages of development. Additional amounts will be expended in research activities, continuing development of products, testing of these existing and other products in field trials and clinical investigations, seeking regulatory approval of successfully tested products, and the manufacturing and marketing of products approved for sale. If regulatory approvals are obtained, the Company expects to expend substantial funds on marketing and distribution activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control. Factors within the Company's control include the number of products under development, the timing of the commencement of clinical investigations and regulatory filings, and the extent of pre-marketing or marketing activities. Factors generally beyond the control of the Company include the results of research and development activities, the extent of clinical investigations and the regulatory process to obtain FDA or other approvals of products and technological advances of, and products developed by, its competitors. Moreover, even if the Company's activities are successful, the ability to generate income from the sale of products will be dependent upon, among other things, acceptance of products by customers, access to distribution channels for products and the Company's ability to obtain reimbursement approval from government and third-party payers. The necessity for instrumentation to be used with the Company's products may also affect capital requirements.

In addition to the foregoing, the Company's working capital requirements during the next 12 months may vary depending upon numerous additional factors, including the progress of the Company's research and development program, the results of laboratory testing, the time and cost required to seek regulatory approvals, the need to obtain licenses to proprietary rights held by others, any required adjustments to the Company's operating plan to respond to the competitive pressures or technological advances, the time of pre-marketing and marketing activities, and the success of the Company in developing collaborative arrangements with others for the development of its technology.

The Company's cash and marketable securities as of June 30, 1996, are expected to be used as set forth in "Plan of Operations" below. The Company anticipates that its resources will be sufficient to fund its activities through the 1996. The report of the Company's independent auditors on the financial statements for the year ended December 31, 1995 included an explanatory paragraph with respect to the need for future financing. The Company expects to seek additional financing in 1996 to fund its operations during 1997. The Company will seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. If additional funds are raised by issuing equity securities, dilution to stockholders may occur. The Board of Directors of the Company is empowered, without stockholder approval (other than in certain cases approvals of the holders of the Series A Convertible Preferred Stock), to issue additional shares of Series A Preferred Stock or other series of preferred stock with dividend, liquidation, conversion, voting and other rights that could adversely affect the voting power or other rights of the holders of the Company's securities. If debt securities are issued, a portion of the Company's cash flow will have to be dedicated to payment of principal and interest on such indebtedness and the Company may be subject to certain restrictive financial and operating restrictions in the agreements and instruments relating to such indebtedness. There can be no assurance that there will be significant sales of the Company's products or that such revenues will be sufficient for operations. In such event, the Company would also be required to seek additional funds. There can be no assurance that additional financing, whenever required, will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its products, to license to third parties the rights to commercialize additional products or technologies that the Company would otherwise seek to develop itself or if no other reasonable alternative is available, to cease operations.

Additionally, depending on market conditions or future business opportunities, the Company may decide to issue additional equity or debt securities for cash or to acquire assets or technology of others. The working capital of the Company may also be used to acquire such assets or technology, reducing the funds available for alternative use.

The Company from time to time engages in discussions with diagnostic companies regarding collaborative arrangements for the development and sale of applications of the Company's technology which, depending upon the terms and requirements of such arrangements, could expand the Company's research activities.
Such arrangements, if consummated, could significantly reduce the amount of capital that would be required for the development and commercialization of certain applications. It is possible, however, that the net proceeds ultimately derived from any such arrangement could be less than would be the case if the Company undertook and completed development of such products itself. There can be no assurance as to the ability of the Company to consummate any such arrangement, or the terms or timing of any such arrangement. Additionally, from time to time the Company engages in exploratory discussions with others regarding mergers, acquisitions, joint ventures, dispositions and other transactions. There can be no assurance, however, that any such transaction will be effected by the Company or on what terms.

The Company's liquidity will be reduced as amounts are expended for continuing activities. While not currently anticipated, the Company's liquidity could also be substantially reduced if significant amounts are expended for additional facilities, equipment or to license or acquire proprietary technology owned by others or to legally defend its proprietary technology.


Plan of Operations

During the next 12 months, the principal focus of the Company's activities is currently expected to be (i) the development and marketing of research-use-only HIV products, (ii) the development of clinical HIV products for submission to regulatory authorities as therapeutic monitoring products, (iii) the marketing of DNA probe products to other companies for use in their genetics programs, (iv) the development of other products and enhancements to the Company's technology, and (v) if any of the foregoing development activities are successful, conducting field trials for, seeking any required regulatory approvals of, and the marketing of these products. Such planned activities may change depending upon business opportunities that present themselves, the success of development activities, the financial position of the Company and other matters that may arise in the future. As indicated, these planned activities reflect an increased emphasis on the development of HIV and other products and a reduced emphasis on the continued development of genetics products.

For a discussion of certain of the factors that affect the timing of any sales of the Company's products, see the Company's Form 10-KSB for the year ended December 31, 1995.

The Company expects to either renew its lease for its facilities in 1996 or to move to a new location. Any move would require the construction of new manufacturing and laboratory facilities and may require the expenditure of approximately $1.0 million or more. Capital expenditures of other equipment are not expected to exceed $500,000 during the next 12 months. However, all such expenditures will vary based on the success of the Company's efforts, its financial resources, changes in manufacturing, research or development programs, and other factors.

The Company does not believe that it is likely that the sales of its For Research Use Only genetic testing products will provide sufficient commercialization to fund its operations. The Company can not currently predict the success or market acceptance of its "For Research Use Only" HIV product. There can be no assurance that the Company will ever achieve profitability or that its products will be marketed successfully or become commercially viable. There can be no assurance that the Company will not encounter substantial expenses related to further testing and development, regulatory compliance, production and marketing problems, and competition or defense of the Company's license and patent rights.

As of August 5, 1996, the Company employed 14 full and part-time employees and engaged three contract personnel. If the Company is successful in its development and marketing activities, the number of employees and temporary personnel will increase. The number of such personnel will depend on the progress of the Company's efforts and cannot be forecast with certainty.

The foregoing plan of operation includes certain objectives of the Company, and there can be no assurance that these objectives will be achieved within the stated period, if at all. Furthermore, this plan of operation is subject to change based on future events and circumstances, many of which are beyond the control of the Company. See Forward Looking Statements below.

Results of Operations

The Company's net losses for the three month periods ended June 30, 1995, March 31, 1996, and June 30, 1996 were $1,438,000,
$776,000, and $797,000, respectively. The decrease in losses from the 1995 period is principally the result of reduced activities in developing prenatal genetic testing products partially offset by increased research on Human Immunodeficiency Virus (HIV) products. See the Company's Form 10-KSB for the year ended December 31, 1995 and the discussion below. The Company expects to incur substantial operating losses into at least 1997 as it continues the activities discussed in Plan of Operations above. The Company expects to incur additional losses thereafter until such time, if ever, as there is sufficient commercialization of its products to offset its research and development activities. There can be no assurance that the Company will be able to achieve or sustain profitability.

Revenues for the three month periods ended June 30, 1995, March 31, 1996, and June 30, 1996 were $8,000, $17,000 and $13,000, respectively. Such amounts were obtained from Research Use Only sales of the Company's products. For a discussion of the market potential for these products, see the Company's Form 10-KSB for the year ended December 31, 1995.

Research and development expenditures have varied with the nature and scope of the Company's research activities. These amounts include the costs of basic and product-related research, process development efforts, and costs associated with field trials. Research and development expenditures for the three month periods ended June 30, 1995, March 31, 1996, and June 30, 1996 were $960,000, $521,000 and $520,000, respectively. The decrease from the second quarters of 1995 to the first and second quarter of 1996 is principally attributable to reduced expenditures for development of an enrichment component to the Company's prenatal genetic testing product using fetal cells from maternal blood (GenSite). While development efforts for the enrichment component of GenSite constituted a significant portion of the Company's resources prior to 1996, such efforts constituted a small portion of the Company's efforts in 1996. During mid-1996, the Company ended its efforts for the development of its own enrichment system as well as any efforts to license the enrichment systems of others; both such efforts were ended in 1996 in conjunction with the Company's collaboration efforts with other companies developing enrichment systems.

The Company expects the level of research and development expenditures, exclusive of acquisition costs, during the next twelve months to depend on its financial resources, the success of its development and testing activities for certain products, and market acceptance of its products and the need for product enhancements, and such expenditures may increase as a result of such activities. Expenses could increase as a result of any additional acquisitions of intellectual property or other research costs.

The cost of materials sold is currently included in research and development costs because such materials manufactured are principally used for development activities. The costs associated with products sold in 1995 and 1996 were not material.

General and administrative expenses for the three month periods ended June 30, 1995, March 31, 1996, and June 30, 1996 were $500,000, $270,000 and $280,000, respectively. The decrease from the second quarter of 1995 to the first and second quarters of 1996 is principally attributable to reduced administrative, marketing and legal costs. The Company's President, who resigned in September, 1995, was not replaced until April, 1996, reducing administrative expenses through March 31, 1996. The Company eliminated two marketing and business development related positions in 1995 as a result of delays in the expected marketing of its prenatal genetic testing product, and instead relied upon part-time consulting arrangements to market its "Research Use Only" products in certain areas. Additionally, legal expenses declined because of lower patent prosecution fees.

The Company's selling expenses are included in selling, general and administrative expenses, but have not been material to date. The Company expects selling expenses to increase as the number of research-use-only products available for sale increases, as regulatory approvals of its products are obtained and the Company commences the commercialization of its products. The Company currently intends to employ distributors for certain products, and selling expenses will vary depending upon the success of this strategy.

Interest expense for the three month periods ended June 30, 1995, March 31, 1996, and June 30, 1996 were $20,000, $15,000, and
$27,000, respectively. Such amounts are principally interest on capitalized leases, and the amounts declined from the second quarter of 1995 to the second quarter of 1996 as a result of the expiration of certain leases and principal payments on the remaining leases, partially offset by the $12,000 of interest expense on the Convertible Notes during the quarter ended June 30, 1996. Such amounts are payable upon maturity of the Convertible Notes. See Part II Other Information - Item 2. Changes in Securities.

Interest income and other, net, for the three month periods ended
June 30, 1995, March 31, 1996, and June 30, 1996 were $34,000,
$13,000, and $16,000, respectively. The decrease from the second quarter of 1995 is the result of lower funds available for investment.

Forward-Looking Statements

The statements contained in all parts of this document regarding future products and product developments, financial performance, future regulatory approvals, business strategies, market acceptance, business arrangements, and results and other statements which are not historical facts are forward-looking statements. The words expect, project, estimate, predict, anticipate, beieves, and similar expressions are also intended to identify forward looking statements. The forward looking statements involve risks and uncertainties, including, but not limited to, those relating to: the Company's products being in the early stage of development; uncertainty of developing markets; the need for additional financing and limited access to capital funding; the Company's limited operating history; its accumulated deficit and anticipated losses; government regulation (including that the Company's products are subject to extensive regulation and required government approvals, that there is no assurance of regulatory approvals and that failure to obtain such approvals will have an adverse effect; uncertainty of the type of, timing or receipt of FDA approval; that the Company will be subject to numerous international regulations and that other regulations may adversely affect the Company); the Company's reliance on distributors and collaborative partners; license patents and trade secrets (including the uncertainty of domestic and international patent protection, the possibility of patent infringement claims against the Company, the Company's reliance on trade secrets and proprietary know-how and that there is no assurance of confidentiality); the potential adverse effects of technological change and competition; potential of limited third-party reimbursement; use of hazardous materials; possibility of product liability claims; dependence on key personnel; limited manufacturing and marketing experience; uncertainty relating to health care reform measures; and other factors detailed in the Company's Securities and Exchange Commission filings.



           PART II - OTHER INFORMATION


Item 2.  Changes in Securities

On June 12, 1996, Aprogenex, Inc. (the Company) completed the sale of $2,005,000 of convertible notes (the Convertible Notes) and warrants to acquire 130,323 shares of Common Stock, $.001 par value (the 1996 Warrants) in a private placement. The following sections describe certain of the principal terms of the transaction and the securities.

Principal Terms of the Convertible Convertible Notes.

On June 12, 1996, the Company issued $2,005,000 principal amount of Convertible Notes due on May 29, 1998.

The Convertible Notes bear interest at the rate of 10% per annum, based on a 365 day year, compounded quarterly. Interest is payable at maturity or upon prepayment.

The Convertible Notes are convertible into Common Stock at the option of the holder at any time after the earlier of (i) the approval for listing by the American Stock Exchange (the "AMEX") of the Common Stock issuable upon conversion of the Convertible Notes, or (ii) if the Common Stock of the Company ceases to be listed for trading on the AMEX, on the day of such de-listing. However, the Convertible Notes may not be converted after the close of business on the fifth business day prior to either the scheduled maturity or any scheduled redemption.

The Convertible Notes are convertible into Common Stock at a rate of one share of Common Sock for every $1.10 in principal and accrued interest (the "Conversion Price"). Accordingly, the Convertible Notes are initially convertible into a total of 1,822,727 shares of Common Stock, but such number of shares will increase as a result of interest on the Convertible Notes and may be further adjusted by changes in the Conversion Price as set forth herein. All or part of the principal amount of the Convertible Notes may be converted at the election of the holder, but accrued interest applicable to the converted principal amount will also be converted into Common Stock.

On the twentieth business day prior to the maturity date of the Convertible Notes (the Reset Date), the Conversion Price will be adjusted to the average of the closing price of the Common Stock on the AMEX (or such other trading forum as may be applicable at that time) for the ten trading days prior to the Reset Date (the Reset Conversion Price) if and only if such new Reset Conversion Price is lower than the then-current Conversion Price. However, such price shall not be less than 50% of the then-Conversion Price.

The Convertible Notes contain provisions to protect the holders against dilution by adjusting the number of shares issuable upon conversion thereof.

The Company has the right to prepay principal and accrued interest upon twenty days notice to the holders of the Convertible Notes.
However, the holders have the right to convert the Convertible
Notes into Common Stock as set forth above prior to such redemption.

On or prior to August 11, 1996, the Company intends to file a Registration Statement on Form S-3 to register the resale of Common Stock issuable upon conversion of the Convertible Notes.

The principal and accrued interest of the Convertible Notes become immediately due and payable upon the insolvency of the Company, the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of any petition in bankruptcy or any petition for relief under the provisions of the federal bankruptcy act or any other state or federal law for the relief of debtors and the continuation of such petition without dismissal for a period of thirty (30) days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company.

Principal Terms of the 1996 Warrants.

Warrants to acquire
130,323 shares of Common Stock were issued in conjunction with the Convertible Notes, or warrants for approximately 6,500 shares for every $100,000 of principal.

The 1996 Warrants entitle the holders thereof to purchase Common Stock at $1.10 per share and are exercisable at any time after the earlier of (i) the approval for listing by the American Stock Exchange (the AMEX) of the Common Stock issuable upon exercise of the warrants, or (ii) if the Common Stock of the Company ceases to be listed for trading on the AMEX, on the day of such de-listing, but such exercise must occur prior to the close of business on May 28, 1999. The 1996 Warrants contain provisions to protect the holders thereof against dilution by adjusting the price at which the 1996 Warrants are exercisable and the number of shares issuable upon exercise thereof upon the occurrence of certain events. Commencing September 10, 1996, the holders of the May Warrants will have piggyback registration rights to require the Company to include the Common Stock underlying such warrants in certain registration statements filed by the Company.

Purchases by Affiliates.

A substantial part of the Convertible
Notes and 1996 Warrants were purchased by existing stockholders and affiliates of the Company. W.S. Farish and Company purchased $1,170,000 of Convertible Notes and 1996 Warrants to acquire 76,050 shares of Common Stock. W.S. Farish and Company was the beneficial owner of approximately 9.3% of the outstanding Common Stock prior to the purchase. This purchase will increase the beneficial ownership of W.S. Farish and Company to approximately 25.5% as of June 12, 1996. Terry Ward is the Financial Vice President of W.S. Farish and Company, and is a director and Chairman of the Board of the Company. Mr. Ward purchased $70,000 of Convertible Notes and 1996 Warrants to acquire 4,550 shares of Common Stock. Including the shares beneficially owned by W.S. Farish and Company, Mr. Ward beneficially owned 9.8% of the Common Stock of the Company prior to the purchase and 26.8% of the Common Stock after the purchase. Mr. Ward disclaims such beneficial ownership of securities owned by W.S. Farish and Company. Additionally, Mr. W.S. Farish and members of his family acquired $150,000 of the Convertible Notes and 1996 Warrants to acquire 9,750 shares of Common Stock. Mr. Farish is a director and stockholder in W.S. Farish and Company. Further information with respect to the security ownership of purchasers of Convertible Notes and 1996 Warrants may be available through any filings of these parties pursuant to the Securities and Exchange Act of 1934.


Item 6.  Submission of Matters to a Vote of Security-
Holders

On July 12, 1996, the annual meeting of stockholders was held in Houston, Texas. There were 5,200,598 shares of Common Stock and 449,000 shares of Series A Convertible Preferred Stock (each of which is entitled to 4.26 votes) issued, outstanding and entitled to vote at the meeting. Three items were acted upon by the stockholders.

The first action was the election of Directors of the Company.
All of the nominees were elected in uncontested elections, and the votes cast for and against were as follow:
Nominees                              No. of Votes
                                 For            Withheld
Dr. Michael E. Hogan            4,118,320        22,653
Christopher T. Kelly            4,118,320        22,653
David Leech                     4,118,320        22,653
J. Donald Payne                 4,118,320        22,653
Terry Ward                      4,118,320        22,653

The second action was the approval of the amended and restated Directors Stock Option Plan and the increase by 50,000 in the number shares of Common Stock authorized for issuance under the plan. At the meeting, there were 3,681,308 votes for the approval of the increase, 425,315 votes against the approval of the increase, 34,350 votes abstained and no shares did not vote.

The final action was the approval of Arthur Andersen LLP as the independent public accountants for Aprogenex, Inc. for the Company for 1996. At the meeting, there were 4,135,143 votes for the approval of Arthur Andersen LLP, 2,530 votes against, 3,300 votes abstained, and no shares did not vote.

Item 7.  Exhibits and Reports on Form 8-K
a.)  Exhibits

Exhibit
Number      Document Description

4.1       Director Stock Option Plan, as Amended and Restated on
          July 12, 1996.

4.2(a)* Convertible Note Subscription Agreement dated as of May 1, 1996 among Aprogenex, Inc. and the various purchasers (Incorporated by reference from Exhibit 4.1(a) to the Company's Form 8-K dated as of June 12,
          1996).

4.2(b)*   Form of Convertible Note dated as of June 12, 1996
          (Incorporated by reference from Exhibit 4.1(b) to the Company's Form 8-K dated as of June 12, 1996).

4.3* Warrant Agreement dated as of May 1, 1996 among Aprogenex, Inc. and the various warrantholders (Incorporated by reference from Exhibit 4.2 to the Company's Form 8-K dated as of June 12, 1996).

27        Financial Data Schedule.

* Incorporated by reference from a previous filing as indicated.

b.)  Reports on Form 8-K
A Form 8-K was filed as of April 1, 1996 regarding the appointment of David Leech to the Board of Directors and as Acting President and Chief Executive Officer. Additionally, a Form 8-K was filed as of June 12, 1996 describing the sale of the Convertible Notes and 1996 Warrants.


                      SIGNATURES
In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Aprogenex, Inc.



August 8, 1996                   By:   /s/ J. Donald Payne
                                    --------------------------
                                   J. Donald Payne
                                   Vice President - Finance and
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

                             Exhibit Index

Exhibit
Number      Document Description

4.1       Director Stock Option Plan, as Amended and Restated on
          July 12, 1996.

4.2(a)* Convertible Note Subscription Agreement dated as of May 1, 1996 among Aprogenex, Inc. and the various purchasers (Incorporated by reference from Exhibit 4.1(a) to the Company's Form 8-K dated as of June 12,
          1996).

4.2(b)*   Form of Convertible Note dated as of June 12, 1996
          (Incorporated by reference from Exhibit 4.1(b) to the Company's Form 8-K dated as of June 12, 1996).

4.3* Warrant Agreement dated as of May 1, 1996 among Aprogenex, Inc. and the various warrantholders (Incorporated by reference from Exhibit 4.2 to the Company's Form 8-K dated as of June 12, 1996).

27        Financial Data Schedule.

* Incorporated by reference from a previous filing as indicated.