Form 10QSB
period 1996-09-30
APROGENEX INC
filed 1996-11-01
CIK 907285

              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                           FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



         For the quarterly period ended September 30, 1996



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

As of October 24, 1996, there were 5,200,598 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
                               YES:      NO: X




       Total number of pages in this document: 19.
       Exhibit Index is located on page: 18.

                     PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                         Aprogenex, Inc.
         (A Delaware Corporation in the Development Stage)
                         Balance Sheets
                          (Unaudited)
                                                 December 31,  September 30,
                                                    1995           1996
     ASSETS                                      -----------     -----------
Current assets:
  Cash and cash equivalents                      $ 1,301,934     $   855,999
  Accounts receivable and prepaid expenses           103,412          87,321
                                                 -----------     -----------
      Total current assets                         1,405,346         943,320
Property and equipment, net                          956,034         705,118
Other assets, net                                     30,574         112,510
                                                 -----------     -----------
                                                 $ 2,391,954     $ 1,760,948
                                                 ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                               $   273,361     $    91,935
  Accrued liabilities                                244,491         175,223
  Current portion of capital lease obligations       176,962         197,959
                                                  ----------      ----------
      Total current liabilities                      694,814         465,117
Capital lease obligations, net of current portion    203,905          52,980
Convertible Notes Payable, including
  accrued interest                                      --         2,009,750
Commitments and contingencies
Stockholders' equity
  Undesignated Preferred Stock, 10,320,000 shares
    authorized, none issued                             --             --
  Series A Convertible Preferred  Stock, $.001
    par value; 880,000 shares authorized; 459,000
    and 449,000 shares issued and outstanding,
    respectively; liquidation preference of $13 per
    share (aggregating to $5,967,000 and $5,837,000,
    respectively)                                        459             449
  Common Stock, $.001 par value; 20,000,000 shares
    authorized; 5,156,345 and 5,200,598 shares
    issued and outstanding, respectively               5,156           5,201
  Additional paid-in capital                      27,311,550      27,312,430
  Deficit accumulated during the
    development stage                            (26,002,816)    (28,328,865)
Warrants to purchase Common and Preferred Stock      178,886         243,886
                                                 -----------     -----------
Total stockholders' equity (deficit)               1,493,235        (766,899)
                                                 -----------     -----------
                                                 $ 2,391,954     $ 1,760,948
                                                 ===========     ===========
The accompanying notes are an integral part of these financial statements

                         Aprogenex, Inc.
        (A Delaware Corporation in the Development Stage)
                   Statements of Operations
                               (Unaudited)
                                                                  For the
                                                                Period From
                                                                 Inception
                                           For the Three        (January 25,
                                     Months Ended September 30, 1989)Through
                                      ------------------------  September 30,
                                         1995         1996         1996
                                      -----------  -----------  ------------
Revenues                              $    17,650  $    15,874  $    227,184
                                      -----------  -----------  ------------
Costs and expenses:
 Research and development                 684,194      468,830    16,780,866
 General and administrative               583,681      273,412    10,840,145
                                      -----------  -----------  ------------
Total costs and expenses                1,267,875      742,242    27,621,011
                                      -----------  -----------  ------------
Loss before interest and other         (1,250,225)    (726,368)  (27,393,827)
Interest expense                          (21,766)     (70,775)     (691,887)
Interest income and other, net             44,102       44,048       689,504
                                      -----------  -----------  ------------
Net loss                              $(1,227,889) $  (753,095) $(27,396,210)
                                      ===========  ===========  ============
Net loss per Common share                  $ (.24)      $ (.14)
                                      ===========  ===========
Shares used in computing net
  loss per Common share                 5,136,345    5,200,598
                                      ===========  ===========

The accompanying notes are an integral part of these financial statements.

                         Aprogenex, Inc.
        (A Delaware Corporation in the Development Stage)
              Statements of Operations (Continued)
                             (Unaudited)
                                                                    For the
                                                                  Period From
                                                                   Inception
                                            For the Nine         (January 25,
                                      Months Ended September 30, 1989)Through
                                       ------------------------  September 30,
                                          1995         1996         1996
                                      -----------  -----------  ------------
Revenues                              $    25,720  $    46,455  $    227,184
                                      -----------  -----------  ------------
Costs and expenses:
 Research and development               2,497,199    1,509,683    16,780,866
 General and administrative             1,672,309      822,773    10,840,145
                                      -----------  -----------  ------------
Total costs and expenses                4,169,508    2,332,456    27,621,011
                                      -----------  -----------  ------------
Loss before interest and other         (4,143,788)  (2,286,001)  (27,393,827)
Interest expense                          (64,196)    (112,797)     (691,887)
Interest income and other, net             94,866       72,749       689,504
                                      -----------  -----------  ------------
Net loss                              $(4,113,118) $(2,326,049) $(27,396,210)
                                      ===========  ===========  ============
Net loss per Common share                  $ (.82)      $ (.45)
                                      ===========  ===========
Shares used in computing net loss
    per Common share                    5,041,880    5,193,507
                                      ===========  ===========

The accompanying notes are an integral part of these financial statements.

                          Aprogenex, Inc.
         (A Delaware Corporation in the Development Stage)
                     Statements of Cash Flows
                            (Unaudited)
                                                                  For the
                                                                Period From
                                                                 Inception
                                           For the Three        (January 25,
                                     Months Ended September 30, 1989)Through
                                      ------------------------  September 30,
                                         1995         1996         1996
                                      -----------  -----------  ------------
Operating Activities:
Net loss                              $(1,227,889) $  (753,095) $(27,396,210)
Adjustments to reconcile to net cash
  used by operating activities
  Depreciation  and amortization           81,645       98,761     1,930,041
  Interest expense accrued on
    Convertible Notes, payable in 1998       --         50,987        61,424
  Amortization of discount
    on Convertible Notes                     --          6,926         8,326
  Amortization of deferred compensation
    related to certain stock options         --           --          94,300
  Non-cash portion of technology
    acquisition                              --           --       2,421,875
  Interest expense on notes payable
    converted into preferred stock           --           --         186,154
  Issuance of common stock, options, or
    warrants for services                    --           --          48,295
  Changes in assets and liabilities-
    (Increase) decrease in prepaid
    expenses, receivables and other        93,589        3,014      (107,741)
  Increase (decrease) in accounts
    payable and accrued liabilities      (301,904)     (85,857)      267,158
                                      -----------  -----------  ------------
Net cash provided (used) by
  operating activities                 (1,354,559)    (679,264)  (22,486,378)
                                      -----------  -----------  ------------

Investing Activities:
Purchases of marketable securities         (2,116)        --      (5,018,891)
Disposition of marketable securities         --           --       5,018,891
Purchases of property and equipment       (28,844)        --      (2,239,113)
Proceeds from sale-leaseback agreement        --          --         982,416
Deferred organization costs                   --          --          (1,788)
                                      -----------  -----------  ------------
Net cash provided (used) by
  investing activities                    (30,960)        --      (1,258,485)
                                      -----------  -----------  ------------

                                (Continued)

The accompanying notes are an integral part of these financial statements.

                          Aprogenex, Inc.
         (A Delaware Corporation in the Development Stage)
                Statements of Cash Flows (Continued)
                            (Unaudited)
                                                                  For the
                                                                Period From
                                                                 Inception
                                           For the Three        (January 25,
                                     Months Ended September 30, 1989)Through
                                      ------------------------  September 30,
                                         1995         1996         1996
                                      -----------  -----------  ------------
Financing Activities:
Net proceeds from sale of
  preferred stock                             (57)      --         8,676,736
Net proceeds from sale of
  common stock                              9,000       --        10,511,178
Net borrowings under Convertible Notes     --           --         1,834,318
Exercise of stock options                  15,280       --           110,087
Proceeds from sale of warrants             --           --           183,886
Principal payments under
  capital lease obligations               (38,216)     (26,956)   (1,072,141)
Borrowings under notes payable
  converted into preferred stock           --           --         4,363,048
Net borrowings under Bridge Loans          --           --           570,000
Repayment of Bridge Loans                  --           --          (570,000)
Purchase of treasury stock                 --           --            (6,250)
                                      -----------  -----------  ------------
Net cash provided (used)
  by financing activities                 (13,993)     (26,956)   24,600,862
                                      -----------  -----------  ------------
Increase (decrease) in cash
  and cash equivalents                 (1,399,512)    (706,220)      855,999
Cash and cash equivalents, beginning
  of period                             3,481,527    1,562,219         --
                                      -----------  -----------  ------------
Cash and cash equivalents,
  end of period                       $ 2,082,015  $   855,999  $    855,999
                                      ===========  ===========  ============

The accompanying notes are an integral part of these financial statements.

                          Aprogenex, Inc.
         (A Delaware Corporation in the Development Stage)
                Statements of Cash Flows (Continued)
                            (Unaudited)
                                                                  For the
                                                                Period From
                                                                 Inception
                                           For the Nine         (January 25,
                                     Months Ended September 30, 1989)Through
                                      ------------------------  September 30,
                                         1995         1996         1996
                                      -----------  -----------  ------------
Operating Activities:
Net loss                              $(4,113,118) $(2,326,049) $(27,396,210)
Adjustments to reconcile to net cash
  used by operating activities
  Depreciation  and amortization          232,530      277,413     1,930,041
  Interest expense on Convertible
    Notes payable in 1998                    --         61,424        61,424
  Amortization of discount on
    Convertible Notes                        --          8,326         8,326
  Amortization of deferred
    compensation related to certain
    stock options                            --           --          94,300
  Non-cash portion of
    technology acquisition                   --           --       2,421,875
  Interest expense on notes payable
    converted into preferred stock           --           --         186,154
  Issuance of common stock, options,
    or warrants for services                 --           --          48,295
  Changes in assets and liabilities-
    (Increase) decrease in prepaid
    expenses, receivables and other         9,966       16,091      (107,741)
    Increase (decrease) in accounts
      payable and accrued liabilities    (209,578)    (250,694)      267,158
                                      -----------  -----------  ------------
Net cash provided (used) by
  operating activities                 (4,080,200)  (2,213,489)  (22,486,378)
                                      -----------  -----------  ------------

Investing Activities:
Purchases of marketable securities       (163,194)        --      (5,018,891)
Disposition of marketable securities    1,000,000         --       5,018,891
Purchases of property and equipment       (75,204)      (2,751)   (2,239,113)
Proceeds from sale-leaseback agreement       --           --         982,416
Deferred organization costs                  --           --          (1,788)
                                      -----------  -----------  ------------
Net cash provided (used)
  by investing activities                 761,602       (2,751)   (1,258,485)
                                      -----------  -----------  ------------

                                (Continued)

The accompanying notes are an integral part of these financial statements.

                          Aprogenex, Inc.
         (A Delaware Corporation in the Development Stage)
                Statements of Cash Flows (Continued)
                            (Unaudited)
                                                                  For the
                                                                Period From
                                                                 Inception
                                           For the Nine         (January 25,
                                     Months Ended September 30, 1989)Through
                                      ------------------------  September 30,
                                         1995         1996         1996
                                      -----------  -----------  ------------
Financing Activities:
Net proceeds from sale
  of preferred stock                    3,835,383         --       8,676,736
Net proceeds from sale
  of common stock                         564,015         --      10,511,178
Net borrowings under
  Convertible Notes                          --      1,834,318     1,834,318
Exercise of stock options                  58,826          915       110,087
Proceeds from sale of
  warrants                                 48,786       65,000       183,886
Principal payments under
  capital lease obligations              (121,950)    (129,928)   (1,072,141)
Borrowings under notes
  payable converted
  into preferred stock                       --           --       4,363,048
Net borrowings under
  Bridge Loans                               --           --         570,000
Repayment of Bridge Loans                    --           --        (570,000)
Purchase of treasury stock                   --           --          (6,250)
                                      -----------  -----------  ------------
Net cash provided (used)
  by financing activities               4,385,060    1,770,305    24,600,862
                                      -----------  -----------  ------------
Increase (decrease) in cash
  and cash equivalents                  1,066,462     (445,935)      855,999
Cash and cash equivalents,
  beginning of period                   1,015,553    1,301,934          --
                                      -----------  -----------  ------------
Cash and cash equivalents,
  end of period                       $ 2,082,015  $   855,999  $    855,999
                                      ===========  ===========  ============

The accompanying notes are an integral part of these financial statements.

              Condensed Notes to Financial Statements

1.  Description of Business and Certain Significant Risks

Aprogenex, Inc. ("Aprogenex" or the "Company") was incorporated as Molecular Analysis Incorporated on August 1, 1988, and commenced operations on January 25, 1989. The Company was organized to research, develop, and market medical diagnostic products using DNA probes to detect and identify diseases and genetic disorders. The proprietary technology of Aprogenex includes methods of in situ hybridization using synthesized DNA probes.

Aprogenex is in the development stage and has only generated limited revenues from the sale of research-use-only products. The future success of the Company is dependent upon many factors, including the protection of its proprietary technology, the ability to practice its technology without infringing patents issued to others, the successful identification and development of saleable products using this technology, obtaining regulatory approvals to market such products, the penetration of markets for these products, and obtaining funds necessary to complete these activities and finance its other activities.

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

The Company estimates that, as of September 30, 1996, it has cash resources to fund its normal operations into the first quarter of 1997. Accordingly, the Company will require additional funding to complete its product development activities or to sustain operations through the commercialization of such products. The Company from time to time is engaged in activities to raise funds through the sale of equity or debt or the license of portions of its technology. The ability of the Company to continue its activities, to realize or recover its investment in property and equipment, or to continue as a going concern is dependent upon its ability to obtain additional funding. There can be no assurance that the Company will be able to obtain such funding or, if such funding is obtained, the terms or conditions of such funding.

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


3.  Genetics Collaborations

During 1996, the Company entered into separate collaborations with AmCell Corporation and BioSeparations, Inc. for the supply of components to these companies for prenatal genetics tests under development. The Company will provide DNA probes to each company for incorporation into prenatal genetic testing systems being developed by each company. AmCell is utilizing its Magnetic Activated Cell Sorting technology to develop a component to enrich, or concentrate, fetal cells circulating in maternal blood. BioSeparations is utilizing its Charge Flow Separation technology to develop a competitive enrichment component. Both companies may incorporate the Company's DNA probe products into any test successfully developed with their technology.

The Company does not expect any significant revenues from these collaborations until, if ever, either company successfully completes its development activities, obtains any regulatory approvals required, and achieves market acceptance of its products.


4.  Litigation

In September 1996, a lawsuit styled Roy Fugman, Marilyn Fugman, Lillian O. Fugman, and The Estate of George Oskvarek v. Aprogenex. Inc., Joel Bresser, J. Donald Payne and Luis Cantarero was filed in United States District Court for the Northern District of Illinois. See "Part II, Item 1. Legal Proceedings."

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

At September 30, 1996, the Company had cash resources of $856,000 available to it and had net working capital of $478,000.

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

The Company has expended and will continue to expend in the future substantial funds to continue the research and development of its products which are in various stages of development, conduct clinical investigations, make capital expenditures, and manufacture and market its products. Additional amounts will be expended in research activities, continuing development of products, testing of these existing and other products in field trials and clinical investigations, seeking regulatory approval of successfully tested products, and the manufacturing and marketing of products approved for sale. If regulatory approvals are obtained, the Company expects to expend substantial funds on marketing and distribution activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control. Factors within the Company's control include the number of products under development, the timing of the commencement of clinical investigations and regulatory filings, and the extent of pre-marketing or marketing activities. Factors generally beyond the control of the Company include the results of research and development activities, the extent of clinical investigations and the regulatory process to obtain FDA or other approvals of products and technological advances of, and products developed by, its competitors. Moreover, even if the Company's activities are successful, the ability to generate income from the sale of products will be dependent upon, among other things, acceptance of products by customers, access to distribution channels for products and the Company's ability to obtain reimbursement approval from government and third-party payers. The necessity for instrumentation to be used with the Company's products may also affect capital requirements.

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

The Company's cash and marketable securities as of September 30, 1996, are expected to be used as set forth in "Plan of Operations" below. The Company anticipates that its resources will be sufficient to fund its activities into the first quarter of 1997. The report of the Company's independent auditors on the financial statements for the year ended December 31, 1995 included an explanatory paragraph with respect to the need for future financing. The Company expects to seek additional financing in 1996 to fund its operations during 1997. The Company will seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. If additional funds are raised by issuing equity securities, dilution to stockholders may occur. The Board of Directors of the Company is empowered, without stockholder approval (other than in certain cases approvals of the holders of the Series A Convertible Preferred Stock), to issue additional shares of Series A Preferred Stock or other series of preferred stock with dividend, liquidation, conversion, voting and other rights that could adversely affect the voting power or other rights of the holders of the Company's securities. If debt securities are issued, a portion of the Company's cash flow will have to be dedicated to payment of principal and interest on such indebtedness and the Company may be subject to certain restrictive financial and operating restrictions in the agreements and instruments relating to such indebtedness. There can be no assurance that there will be significant sales of the Company's products or that such revenues will be sufficient for operations. In such event, the Company would also be required to seek additional funds. There can be no assurance that additional financing, whenever required, will be available when needed or on terms acceptable to the Company. If adequate funds are not available, the Company may be required to delay or to eliminate expenditures for certain of its products, to license to third parties the rights to commercialize additional products or technologies that the Company would otherwise seek to develop itself or if no other reasonable alternative is available, to cease operations.

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

The Company does not believe that it is likely that the sales of its "For Research Use Only" genetic testing products will provide sufficient commercialization to fund its operations. The Company cannot currently predict the success or market acceptance of its "For Research Use Only" HIV product. There can be no assurance that the Company will ever achieve profitability or that its products will be marketed successfully or become commercially viable. There can be no assurance that the Company will not encounter substantial expenses related to further testing and development, regulatory compliance, production and marketing problems, and competition or defense of the Company's license and patent rights.

As of October 22, 1996, the Company employed 10 full and part-time employees and engaged three contract personnel. If the Company is successful in its fund-raising, development and marketing activities, the number of employees and temporary personnel will increase. The number of such personnel will depend on the progress of the Company's efforts and cannot be forecast with certainty.

The foregoing plan of operations includes certain objectives of the Company, and there can be no assurance that these objectives will be achieved within the stated period, if at all. Furthermore, this plan of operations is subject to change based on future events and circumstances, many of which are beyond the control of the Company. See "Forward Looking Statements" below.

Results of Operations

The Company's net losses for the three month periods ended September 30, 1995, June 30, 1996, and September 30, 1996 were $1,228,000, $797,000, and $753,000, respectively. The decrease in losses from the 1995 period is principally the result of reduced activities in developing prenatal genetic testing products partially offset by increased research on Human Immunodeficiency Virus ("HIV") products. See the Company's Form 10-KSB for the year ended December 31, 1995 and the discussion below. The Company expects to incur substantial operating losses into at least 1998 as it continues the activities discussed in "Plan of Operations" above. The Company expects to incur additional losses thereafter until such time, if ever, as there is sufficient commercialization of its products to offset its research and development activities. There can be no assurance that the Company will be able to achieve or sustain profitability.

Revenues for the three month periods ended September 30, 1995, June 30, 1996, and September 30, 1996 were $18,000, $13,000 and $16,000, respectively. Such amounts were obtained from "Research Use Only" sales of the Company's products. For a discussion of the market potential for these products, see the Company's Form 10-KSB for the year ended December 31, 1995.

Research and development expenditures have varied with the nature and scope of the Company's research activities. These amounts include the costs of basic and product-related research, process development efforts, and costs associated with field trials. Research and development expenditures for the three month periods ended September 30, 1995, June 30, 1996, and September 30, 1996 were $684,000, $520,000 and $469,000, respectively. The decrease from the third quarter of 1995 to the second and third quarter of 1996 is principally attributable to reduced expenditures for development of a sell separation or enrichment component to the Company's prenatal genetic testing product using fetal cells from maternal blood ("GenSite"). While development efforts for the cell separation or enrichment component of GenSite constituted a significant portion of the Company's resources prior to 1996, such efforts constituted a small portion of the Company's efforts in 1996. During mid-1996, the Company ended its efforts for the development of its own enrichment system as well as any efforts to license the enrichment systems of others; both such efforts were ended in 1996 in conjunction with the Company's collaboration efforts with other companies developing enrichment systems. However, the Company's strategy may change depending upon business opportunities that are available to the Company.

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

General and administrative expenses for the three month periods ended September 30, 1995, June 30, 1996, and September 30, 1996 were $584,000,
$280,000 and $273,000, respectively. The decrease from the third quarter of 1995 to the second and third quarters of 1996 is principally attributable to reduced administrative, marketing and legal costs. The Company's President, who resigned in September, 1995, was not replaced until April, 1996, reducing administrative expenses through March 31, 1996. The Company eliminated two marketing and business development related positions in 1995 as a result of delays in the expected marketing of its prenatal genetic testing product, and instead relied upon part-time consulting arrangements to market its "Research Use Only" products in certain areas. Additionally, legal expenses declined because of lower patent prosecution fees.

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

Interest expense for the three month periods ended September 30, 1995, June 30, 1996, and September 30, 1996 were $22,000, $27,000, and $71,000, respectively. Such amounts prior to June 30, 1996, were principally interest on capitalized leases, and the amounts declined from the third quarter of 1995 to the second quarter of 1996 as a result of the expiration of certain leases and principal payments on the remaining leases, partially offset by the

$12,000 of interest expense on the Convertible Notes during the quarter ended June 30, 1996. Interest expense for the quarter ended September 30, 1996 increased from prior quarters as a result of interest on the Convertible Notes, which were outstanding during the full period. Such amounts are payable upon maturity of the Convertible Notes.

Interest income and other, net, for the three month periods ended September 30, 1995, June 30, 1996, and September 30, 1996 were $44,000, $16,000, and
$44,000, respectively. The increase from the second quarter to the third quarter of 1996 is the result of higher funds available for investment due to proceeds from the sale of convertible notes.

Forward-Looking Statements

The statements contained in all parts of this document regarding future products and product developments, financial performance, future regulatory approvals, business strategies, market acceptance, business arrangements, and results and other statements which are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes," and similar expressions are also intended to identify forward looking statements. The forward looking statements involve risks and uncertainties, including, but not limited to, those relating to: the Company's products being in the early stage of development; uncertainty of developing markets; the need for additional financing and limited access to capital funding; the Company's limited operating history; its accumulated deficit and anticipated losses; government regulation (including that the Company's products are subject to extensive regulation and required government approvals, that there is no assurance of regulatory approvals and that failure to obtain such approvals will have an adverse effect; uncertainty of the type of, timing or receipt of FDA approval; that the Company will be subject to numerous international regulations and that other regulations may adversely affect the Company); the Company's reliance on distributors and collaborative partners; license patents and trade secrets (including the uncertainty of domestic and international patent protection, the possibility of patent infringement claims against the Company, the Company's reliance on trade secrets and proprietary know-how and that there is no assurance of confidentiality); the potential adverse effects of technological change and competition; potential of limited third-party reimbursement; use of hazardous materials; possibility of product liability claims; dependence on key personnel; limited manufacturing and marketing experience; uncertainty relating to health care reform measures; and other factors detailed in the Company's Securities and Exchange Commission filings.


                  PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

In September 1996, a lawsuit styled Roy Fugman, Marilyn Fugman, Lillian O. Fugman, and The Estate of George Oskvarek v. Aprogenex. Inc., Joel Bresser, J. Donald Payne and Luis Cantarero was filed in United States District Court for the Northern District of Illinois. In general, the plaintiffs allege that their transactions in the Company's stock were made in reliance upon a stockbroker's recommendations and analyses which, in turn, were allegedly predicated on misleading or erroneous information provided to the stockbroker by officers of Aprogenex. The complaint alleges among other things that officers of the Company made oral statements inconsistent with the Company's careful and cautious written public disclosures and that the stockbroker was persuaded by the Company's representatives to disregard warnings in public disclosures and, instead, to rely on other assurances of Aprogenex personnel.

The plaintiffs in this lawsuit allege that the defendants (the Company and certain current and former officers and directors) employed devices, schemes and artifices to defraud; made untrue statements of material fact or omitted to state material facts necessary in order to make statements made, in light of the circumstances under which they were made, not misleading; or engaged in acts or practices in a course of business that operated as a fraud or deceit upon plaintiff and others similarly situated in connection with their purchases and sales of Aprogenex stock and that such alleged actions violated
Section 10b of the Securities Exchange Act of 1934 and Rule 10b 5 promulgated thereunder. The plaintiffs have requested damages, costs of suit and such other and further relief, at law or in equity, to which they may be entitled and have alleged aggregate net losses in excess of $175,000. The Company expects to contest the case vigorously.


Item 5.  Other Information

On September 20, 1996, the Company's Vice President - Research and Development resigned. The Company does not expect to replace this individual at this time and his duties will be assumed by others within the Company.


Item 6.  Submission of Matters to a Vote of Security-Holders

On July 12, 1996, the annual meeting of stockholders was held in Houston, Texas. There were 5,200,598 shares of Common Stock and 449,000 shares of Series A Convertible Preferred Stock (each of which was entitled to 4.26 votes) issued, outstanding and entitled to vote at the meeting. Three items were acted upon by the stockholders.
The first action was the election of Directors of the Company. All of the nominees were elected in uncontested elections, and the votes cast for and against were as follow:
Nominees                              No. of Votes
                                 For            Withheld
Dr. Michael E. Hogan            4,118,320        22,653
Christopher T. Kelly            4,118,320        22,653
David Leech                     4,118,320        22,653
J. Donald Payne                 4,118,320        22,653
Terry Ward                      4,118,320        22,653

The second action was the approval of the amended and restated Directors Stock Option Plan and the increase by 50,000 in the number shares of Common Stock authorized for issuance under the plan. At the meeting, there were 3,681,308 votes for the approval of the increase, 425,315 votes against the approval of the increase, 34,350 votes abstained and no shares did not vote.
The final action was the approval of Arthur Andersen LLP as the independent public accountants for for the Company for 1996. At the meeting, there were 4,135,143 votes for the approval of Arthur Andersen LLP, 2,530 votes against, 3,300 votes abstained, and no shares did not vote.

Item 7.  Exhibits and Reports on Form 8-K
a.)  Exhibits

Exhibit
Number      Document Description

27        Financial Data Schedule.

                          SIGNATURES
In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Aprogenex, Inc.



October 31, 1996                       By:   /s/ J. Donald Payne
                                        --------------------------
                                        J. Donald Payne
                                        Vice President-Finance and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                         Exhibit Index

Exhibit
Number      Document Description

27        Financial Data Schedule.