Form 10KSB
period 1996-12-31
APROGENEX INC
filed 1997-03-31
CIK 907285

<Page 1>
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-KSB


[ X ]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                 For the fiscal year ended December 31, 1996

            [    ]     Transition report under Section 13 or 15(d) of the
              Securities Exchange Act of 1934 (No Fee Required)

                      Commission file number  1 - 12416

                                Aprogenex, Inc.
                 (Name of Small Business Issuer in Its Charter)

               Delaware                              76-0269632
           (State or Other Jurisdiction of Incorporation or Organization)
                       (I.R.S. Employer Identification No.)

8000 El Rio Street, Houston, Texas         77054
(Address of Principal Executive Office)   (Zip Code)
Issuer's Telephone Number, Including Area Code)     (713) 748-5114

Securities registered under Section 12(b) of the Exchange Act:
Name of Each Exchange
Title of Each Class on Which Registered

Common Stock, $.001 Par Value American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or of such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days.  Yes X   No
   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for it most recent fiscal year: $63,000

   The aggregate market value of the voting stock held by non-affiliates based on the closing price of the issuer's Common Stock on the American Stock Exchange on March 7, 1997, was approximately $1.3 million (and, assuming conversion of the Series A Convertible Preferred Stock at its current conversion rate, would be approximately $2.0 million).
   The number of shares of Common Stock outstanding on March 7, 1997, was 5,225,498.
                             Page 1 of 78 pages.
                          Index to Exhibits on page 76

<Page 2>
                        Table of Contents

                                                              Page

PART I
Item 1.  Description of Business                                           3
      Summary                                                              3
      The Company's DNA Probe Technology                                   4
      Comparison to Alternative Diagnostic Techniques                      5
            Comparison to Other DNA Probes                                 6
            Comparison to Other Diagnostics                                7
      Current Product Applications                                         8
            HIV                                                            9
            Prenatal Genetic Testing Products                             10
      Strategy for Marketing, Manufacturing and Collaborative Partners    13
      Competition                                                         14
      Government Regulation                                               17
      Third-Party Reimbursement                                           20
      License, Patents, Proprietary Technology and Trade Secrets          22
     	Product Liability and Insurance                                     24
	     Employees                                                           24
	     Forward-Looking Statements                                          24
Item 2.  Description of Property                                          25
Item 3.  Legal Proceedings                                                25
Item 4.  Submission of Matters to a Vote of Security-Holders              26
PART II
Item 5.  Market for Common Equity and Related Stockholder Matters         26
Item 6.  Management's Discussion and Analysis or Plan of Operation        27
Item 7.  Financial Statements                                             33
Item 8.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                       33
PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act              33
Item 10.  Executive Compensation                                          35
Item 11.  Security Ownership of Certain Beneficial Owners and Management  39
Item 12.  Certain Relationships and Certain Transactions                  41
Item 13.  Exhibits and Reports on Form 8-K                                41
Signatures
Financial Statements


<Page 3>
                                PART I

                   Item 1.  Description of Business.

                                Summary

Aprogenex, Inc. ("Aprogenex" or the "Company") is engaged in the commercialization of diagnostic and therapeutic technologies. The Company, through its diagnostic operations, develops, manufactures and intends to market diagnostic test systems based on its proprietary DNA probe technology to identify the presence or extent of genetic abnormalities and disease. The Company's Rapid Intact Gene Hybridization Technology ("RIGHTechnology") utilizes the Company's synthetically manufactured probes and proprietary "cocktail" reagent solution which allows analysis of single intact cells at a molecular level. The Company is also engaged in the expansion of its technology base through the licensing or acquisition of early-stage pharmaceutical and/or diagnostic product candidates or technologies.

Diagnostic Operations. The Company's diagnostic operations are primarily focused on the commercialization of products through collaborative arrangements.

The Company has activities in the fields of prenatal genetics and HIV products and has performed limited development efforts in other areas such as oncology. In prenatal genetics, the Company's efforts are currently focused on two separate product opportunities: (i) marketing "For-Research-Use-Only" DNA probe products to identify certain chromosomes, abnormal numbers of which account for common prenatal genetic disorders (the "AproProbe" product), and
(ii) collaborations with third parties developing products that would use fetal cells circulating in a mother's blood to screen for prenatal genetic disorders. The Company has entered into two such collaborations, and is seeking to engage in others.

The Company believes that the potential market for a non-invasive procedure to screen for prenatal genetic disorders could be extensive. Using a maternal blood sample, such products would be designed to identify the rare fetal cells circulating within the mother's blood and to permit the diagnosis of genetic disorders that account for up to 95% of prenatal genetic abnormalities, such as Down's Syndrome. If successfully developed, the Company believes that such products could provide a rapid, cost-effective method of screening pregnancies for early detection of genetic abnormalities, providing a non-invasive test which could supersede currently available blood screening tests and mitigate the need for many amniocentesis and chorionic villus sampling ("CVS") procedures, thereby avoiding the risks associated with such procedures including spontaneous miscarriage and damage to the fetus. During 1992, there were approximately 4.0 million live births in the United States and 4.3 million in the Western Europe, the areas the Company considers to be the primary markets for such a product.

There are a number of research groups currently focusing on the development of enrichment systems, which are processes designed to enrich the fetal component in a maternal blood sample by reducing the number of maternal cells (i.e., to concentrate the fetal cells present in the maternal blood sample). It is expected that any successfully developed enrichment system will require DNA probes to screen the fetal cells for genetic disorders. Accordingly, the Company's strategy currently is to market its DNA probe products as components to other companies developing their own versions of a complete prenatal genetics screen using maternal blood.

The Company began the sale of a "For-Research-Use-Only" version of AproProbe in 1995. The principal customers for these DNA probe products have been laboratories conducting research on more rapid methods of providing

<Page 4>

amniocentesis results than through karyotyping, as well as certain companies conducting research on their own enrichment systems. The Company believes this is a limited market and does not expect significant sales volumes from this sales effort until such time as an enrichment system is successfully developed by others and such companies select the Company as the supplier of DNA probe products for such system.

The Company has also engaged in the development of ViraFlow, a product that would detect HIV viral activity within intact cells (i.e., viral load). During March 1997 the Company executed an arrangement with Centocor for the codevelopment of such products for the non-flow cytometry market. The principal HIV market opportunity is a clinical product for use in monitoring the effectiveness of drug therapy in HIV-infected patients. Any such product would require extensive regulatory approvals before marketing.

The World Health Organization estimated that there were approximately 17 million HIV infected people worldwide in 1994. Of that number, approximately
1.1 million were in the United States and the European Union, which the Company believes will be its principal markets for this product. Numerous pharmaceutical companies have research efforts to develop drugs to combat the virus or the effects of HIV infection. The Company believes that the number of HIV-infected individuals receiving therapeutic treatment, and the complexity of such treatment, will increase as new drugs receive regulatory approval.

The Company has also begun early feasibility testing of oncology products.

Aprogenex from time to time also engages in discussions with diagnostic companies regarding collaborative arrangements regarding the Company's RIGHTechnology. Such arrangements, if consummated, may include joint research and development, product distribution or license or sale of the technology for specific applications. There can be no assurance, however, that the Company will enter into any such arrangements. Additionally, to the extent the Company is successful in acquiring additional technologies, it may consider the licensing a sale of its diagnostic operations.

Acquisition of New Technologies. The Company is actively engaged in the licensing or acquisition of additional technologies. There can be no assurances that the Company will be successful in such activities. If successful in such licensing activities, the Company expects that such new technologies will be a principal focus of its future operations.

The Company was incorporated in Delaware in 1988 under the name Molecular Analysis Incorporated. Effective August 20, 1992, the Company's name was changed to Aprogenex, Inc. The Company's principal executive offices are located at 8000 El Rio Street, Houston, Texas 77054-4104, and its telephone number is (713) 748-5114.

                   The Company's DNA Probe Technology

Aprogenex believes it has advanced DNA probe technology for intact cell analysis by developing tests designed to increase the speed and simplicity of DNA probe tests and reduce the cost to the customer of performing such tests. The Company believes that these advances should make its tests superior to many alternative forms of diagnosis and provide new forms of diagnostic tests.

The basic research underlying the Company's RIGHTechnology was conducted at the University of Texas M.D. Anderson Cancer Center.

The Company's technology is based upon an advanced form of in situ hybridization-the use of DNA probes to hybridize within intact cells. The

<Page 5>

Company believes its technology allows for a testing process that is more rapid and cost-effective than currently available DNA probe technology.

The two principal components of the Company's technology are its proprietary cocktail and synthetic DNA probes. The Company has developed a reagent solution or cocktail that renders permeable the membranes of the cell and its nucleus, allowing probes to enter quickly and bind to target nucleic acid sequences in a one-step process. The cocktail is applied to the subject cells which are then heated for a specified time. This process causes the targeted DNA strand in the heated cell to twist and untwist without completely separating so that the probe can rapidly enter and bind to the targeted nucleic acid. The targeted cell is then cooled. This permeation and hybridization portion of many other DNA probe tests can take up to 24 hours, although some competitors have or are developing tests that require substantially less time. The Company believes that by shortening the diagnostic period, its tests should have a competitive advantage by allowing for earlier treatment of patients, thereby potentially improving the quality of patient care and reducing total health care costs.

The Company's cocktail and synthetic probes can be applied to multiple targets (DNA or RNA) in many types of host cells (human, animal, bacteria or plants). The Company chemically manufactures its own synthetic probes, which the Company believes allows a high degree of quality control. The probes are labeled with fluorescent or enzyme molecules so as to create a detectable signal. The efficiency and quality of this process provides sufficient signal relative to background interference, thus minimizing the need for sophisticated amplification procedures that would otherwise be required to detect the target.

As used herein, there are four general stages of product development activities: (i) feasibility studies, (ii) product development, (iii) preclinical evaluation or field trials and (iv) clinical investigations (also referred to as "clinical trials"). These stages are subsequent to the basic research that has been conducted on the Company's core technology. The clinical investigation and FDA approval process for diagnostic products differs substantially from those for pharmaceuticals. As used herein, the term "product" encompasses potential products in any of the stages of development.

Feasibility studies consist of formatting the technology for specific applications and performing limited testing to determine that an actual product application is viable. Product development involves modifying or improving preliminary versions of the product to meet defined performance specifications and consistent manufacturability of the product. Products are then subjected to preclinical evaluation or field trials. During this phase, the product is tested using clinical samples to confirm the defined specifications and establish preliminary performance data. If preclinical evaluation indicates that the product performance meets acceptable standards, and the Company determines that the market opportunity warrants the expense of further testing and large-scale manufacturing, the Company may then conduct clinical investigations to collect performance data necessary for regulatory filings and approval of the product for marketing in regulated jurisdictions or for marketing efforts in unregulated jurisdictions. Additional development activities may be and usually are conducted throughout the various phases up to the commencement of formal clinical investigations for submission to regulatory authorities.

       Comparison to Alternative Diagnostic Techniques

The Company's technology is based upon an advanced form of in situ hybridization (the use of DNA probes to hybridize within intact cells). The

<Page 6>

Company believes its technology allows for a testing process that is more rapid than any currently available intact cell DNA probe technology and may provide for new forms of diagnostic tests. The Company believes tests based on its technology have several potential advantages over currently available diagnostic techniques.

However, the advantages or disadvantages of the Company's technology depend upon the application and the nature of alternative competing technologies.
For example, while the Company believes its technology is faster and easier to use than competing DNA probe technologies, alternative technologies, such as antibody or clinical chemistry tests, may be faster and easier to use for certain applications. Other technologies may be more cost effective in certain applications. The market opportunities identified by the Company generally have characteristics which the Company believes gives its technology certain advantages. However, potential customers may not agree with the Company's assessment, and technological changes may provide other superior technologies in the future. See "Competition."

Comparison to Other DNA Probe Technologies

There are three common forms of DNA probe tests: (i) direct, (ii) signal amplification and (iii) target amplification. These DNA probe methods may be used either on intact cells or on DNA or RNA extracted from "lysed," or destroyed cells and from body fluids.

Direct DNA probe tests do not utilize any ancillary methods or reagents to enhance the signal from each copy of the target of DNA or RNA, but rather involve the hybridization of the probe to the genetic material itself. Existing in situ hybridization tests, while enjoying the advantages of accuracy that come from allowing a probe to enter a cell without destroying it, have nevertheless suffered limitations of speed, sensitivity and simplicity due to the difficulties of generating sufficient signal within intact cells. The Company believes that its simplified and rapid RIGHTechnology avoids these problems. In addition, previously available in situ hybridization tests have required multiple, time-consuming steps to insert the probe within the cell, denature the target, hybridize the probe to the target and detect the target. By contrast, RIGHTechnology accomplishes these procedures in one step.

Signal amplification involves the use of varying methods to enhance the signal from each individual probe. These methods may include repetitive steps to add additional layers of a probe-like substance onto each hybridized probe (the "sandwich" method) or repetitive steps to build a "tail" or "stack" of labels on each probe (the "branched chain" method). Signal amplification can be more labor-intensive and time-consuming than direct probes, and can result in more non-specific, "background" signal, or noise not related to the targeted gene, which can lead to inaccurate results. However, in certain situations, the amplified signal may provide greater sensitivity than other methods. The most widely known form of signal amplification is branched DNA ("bDNA").

Target amplification involves the creation of multiple copies of the target, and the subsequent utilization of probes to detect these multiple copies. A series of reactions is performed to add reagents that will replicate portions of the targeted DNA if it is present. In a series of numerous repetitive steps, multiple copies of the original target are created which are then detected using DNA probes. The most widely known form of target amplification is Polymerase Chain Reaction ("PCR").

Amplification normally occurs on material extracted from intact cells, rather than within the intact cells. Accordingly, one problem of these diagnostic tests is that stray material (e.g., atmospheric contamination or material left in the test chamber from the last sample) can contaminate the sample, giving

<Page 7>

an erroneous test result. Additionally, if it is necessary to quantify the number of the targets present in each cell or the number of cells infected, then the cells must remain intact. Amplification has been performed using intact cells, but the applications have been relatively few because of limitations in the probe technology of the Company's competitors. The simplified nature of the Company's tests is designed to make them capable of delivering sensitive and specific results in a short time. By allowing analysis to occur within intact cells, the Company's technology allows measurements to be made such as the number of chromosomes within a cell, the type or number of cells in which a gene or virus is contained, or the presence of two or more abnormalities which, only when they occur together in the same cell, create disease. Additionally, conducting the analysis using intact patient cells prevents cross-contamination between samples. However, in certain situations, amplification can result in greater sensitivity by increasing the number of target molecules to be detected.

Direct DNA probe tests are particularly useful where maintaining the integrity of the cell is important. Alternative DNA technologies may be more appropriate for certain applications because these may provide superior sensitivity or there is no reason to maintain the cell walls. The Company has generally focused on market opportunities where it believes that maintaining intact cells provides useful or superior information. However, potential customers may not agree with the Company's assessment, and technological changes may provide other superior technologies in the future. See "Competition."

Comparison to Other Diagnostics

Traditional methods of medical diagnostics for infectious diseases and gene-based disorders include antibody or antigen tests, culture tests, karyotyping, biochemistry and cellular analysis.

The body produces antibodies in response to infections from viruses and bacterial or to abnormalities that result in molecular targets that are foreign to the host organism. Antigens are the viral, bacterial or other molecular targets with which antibodies react. Tests to determine the presence of antibodies and antigens are used to detect diseases such as HIV or infections such as strep throat. Antibody tests are also used to diagnose certain forms of cancer where the cancerous growth causes the production of certain antigens as well as to identify certain categories of cells (e.g., phenotyping or CD4 counts for HIV monitoring). Although these tests are typically inexpensive and cost-effective, they may result in false-positives and have limited ability to measure disease progression or stage (e.g., viral load) or to monitor the effectiveness of therapy. Aprogenex believes tests based on its RIGHTechnology for certain applications will be designed to provide sensitivity and specificity superior to antibody tests while maintaining a comparable speed. However, customers for certain applications may not require or desire the superior sensitivity or specificity or increased cost that the Company's technology may provide.

Culture tests, which are generally used with bacteria, involve taking a specimen sample from the patient and growing the organism in a laboratory. These tests are used if there is a low number of organisms present, antibodies or antigens are not readily detectable or the presence of antibodies alone is insufficient to diagnose an active infection. Cultures can require up to 24 hours for fast-growing organisms or several weeks for various mycobacteria (e.g., M. tuberculosis) or mycoplasmas. Culture tests are generally automated and successful performance requires strict laboratory conditions. The Company believes that its tests will be designed to provide results of similar accuracy but at a much greater speed than culture tests. However, greater speed in obtaining results may not be required or desired by customers for all diagnostic applications.

<Page 8>

Certain genetic or oncology diagnoses utilize karyotyping, which involves the visual examination of chromosomes assisted through staining or banding techniques. A sample of cells is cultured and cells in mitosis, or cell division, are selected for examination. Karyotyping provides definitive though subjective information on all chromosomes and identifies numerical abnormalities such as trisomies, as well as structural changes such as deletions, translocations and inversions. Karyotyping is labor intensive and often takes 7 to 10 days or more to complete with typical costs of approximately $500. The Company's tests are designed to provide comparable accuracy but faster and at a lower cost. However, the Company's DNA probe tests are designed to identify only the most common genetic disorders, while the karyotype will provide more extensive information on many more disorders.

Biochemistry tests, which are often used in cancer diagnosis, are based on the detection of proteins and other substances produced by cells. These substances are produced by the processes controlled by the information encoded in the DNA contained in each cell. However, analysis of these does not necessarily indicate the specific cancer-causing genetic mutations that take place within the cell; the substances are only an indirect indicator of genetic abnormalities rather than a direct detection of the cancer-causing gene and may not always be as accurate or sensitive as indicators, or permit detection as early, as DNA probe tests, such as RIGHTechnology. However, biochemistry tests are widely accepted for certain applications and tests can be performed rapidly and inexpensively.

Most traditional cancer analysis involves the visual examination of cancerous tissue, typically under a microscope. More modern variations permit the examination of tissue without its removal from the body, including computerized tomography scans, x-rays, nuclear magnetic resonance and radioisotopic imaging. These techniques, however, are typically not able to detect cancer until it has begun to grow and spread. Furthermore, they do not provide any data on the specific genetic abnormalities that define a given cell as cancerous. For those applications where current techniques do not provide sufficient or timely information, Aprogenex believes its DNA probes will be designed to provide earlier and more accurate diagnostic information regarding cancer than are provided by traditional diagnostics.


                  Current Product Applications

The Company's resources are currently focused on product activities in three areas. The first is an assay to detect Human Immunodeficiency Virus ("HIV") activity in intact cells for use in monitoring patient therapy. The second is components of a test for prenatal genetic disorders using fetal cells circulating in maternal blood that could mitigate the need for invasive procedures such as amniocentesis. In addition to these applications in virology and genetics, the Company in prior years also performed limited studies for applications of its technology in the areas of oncology and microbiology. Recently, the Company has also begun early feasibility testing of oncology products.

None of the Company's products has been approved by the FDA for commercial sale as a diagnostic product. As a result, upon completion of development, in the United States, the Company's products may be sold only for non-diagnostic laboratory use, research or investigational purposes until such diagnostic approvals are obtained, either by the Company or its collaborative partners. In addition, the Company has products in early stages of development. The Company's products will require substantial additional investment, laboratory development, clinical investigation and regulatory approval prior to their commercialization for diagnostic purposes. There can be no assurance that the Company will be successful in developing such existing or future products,

<Page 9>

that such products will prove to be efficacious in clinical investigations, that required regulatory approvals can be obtained for such products or that such products, if developed and approved, will be capable of being manufactured in commercial quantities at reasonable costs. There can be no assurance that the Company will not encounter substantial delays in the development and testing of its products.

The market for DNA probe tests is only now developing and has to date been limited to market niches. The Company's success will depend not only upon capturing customers in existing markets but also on the development of new markets in response to the Company's products. There can be no assurance that the Company's products will be marketed successfully or will be accepted by the medical diagnostic community, or that market demand for such products will be sufficient to allow profitable operations. While the Company has identified certain broad target markets for its products, there can be no assurance as to what portion of such target markets, if any, will find the Company's tests to be either applicable or to be a preferable alternative to other diagnostics.

The Company's commercialization strategy principally involves the use of collaborative partners to obtain regulatory approvals and market the Company's products. As a result, commercialization will be dependent upon the ability of the Company to obtain collaborative partners as well as, the timing, strategy and resources of such partners. See "--Strategy for Marketing, Manufacturing and Collaborative Partners."


HIV

Aprogenex is currently developing an assay that is designed to permit detection of HIV within cells and to enable quantification of viral activity within infected cells (i.e., viral load). The ViraFlow assay uses DNA probes for HIV RNA ("RNA") to detect and quantitate HIV activity. During March, 1997, the Company entered into a collaborative agreement with Centocor, Inc. whereby Centocor will conduct development activities, seek regulatory approvals and market an HIV assay for instrumentation platforms other than flow cytometry. See "- Strategy for Marketing, Manufacturing and Collaborative Partners."

Any such clinical product would require extensive regulatory approvals before marketing. Current monitoring of HIV patients includes serum-based measures of HIV virus, discussed further below, as well as the use of surrogate, or indirect, markers for the disease, such as counting the number of CD4 cells in the patient's blood. When used in conjunction with antibodies to categorize blood cells, the Company's assay may be used to identify HIV activity in different types of blood cells. Additionally, to the extent that therapeutics are used to treat HIV infections, the Company believes that its technology could be used to evaluate therapeutic effectiveness by monitoring the stage of HIV infection or the level of viral activity for each patient after treatment with various drugs. The Company anticipates that its test could be used throughout the treatment of a patient as an analysis of the effectiveness of therapeutic drugs or as the criteria for modification of therapy, with multiple tests being performed for each patient. The primary customer for any such clinical test is expected to be the clinical or hospital laboratory.

Currently, at least two companies market products that will compete directly with ViraFlow as a drug screening test and as well as a clinical therapy monitoring test. However, the Company is not aware of any other test that uses intact cells for analysis. See "- Competition."

The World Health Organization estimated that there were approximately 17 million HIV infected people worldwide in 1994. Of that number, approximately

<Page 10>

1.1 million were in the United States and the European Union, which the Company believes will be its principal markets for this product. Numerous pharmaceutical companies have research efforts to develop drugs to combat the virus or the effects of HIV infection. The Company believes that the number of HIV-infected individuals receiving therapeutic treatment, and the complexity of such treatment, will increase as new drugs receive regulatory approval. However, there can be no assurances as to the final successful development, market acceptance or commercial success of the Company's HIV assays.


Prenatal Genetic Testing Products

The Company's efforts in prenatal genetics currently are focused on: (i) marketing "For-Research-Use-Only" DNA probe products to identify certain chromosomes, abnormal numbers of which account for common prenatal genetic disorders (the "AproProbe" product) and (ii) collaborations with third parties developing products that would use fetal cells circulating in a mother's blood to screen for prenatal genetic disorders.


Current Prenatal Genetic Testing Procedures. Currently, prenatal genetic screening involves a long, and sometimes risky, process. Family history investigations and blood tests are performed on pregnant mothers to identify those that are susceptible to genetic disorders. Such tests, however are of only limited accuracy. A more invasive procedure, amniocentesis or chorionic villus sampling ("CVS"), is required for a more accurate diagnosis. The Company believes that no currently available product allows for a rapid, low-cost and accurate method of identifying chromosomal disorders using maternal blood.

Currently available tests, which are not produced by the Company, involve a review of the levels of certain proteins in maternal blood. Recent research has indicated that measuring the levels of three proteins concurrently can provide a screen for Down's Syndrome, the most common genetic disorder in pregnancies. Medical reports indicate that this biochemical test has an accuracy of approximately 70% when used as a screen for all maternal ages, with approximately 30% of the Down's Syndrome cases going undetected.
However, this test may also result in a large number of false positives. Recent studies on high-risk mothers have indicated that the blood protein test can have a higher level of accuracy. While the test may screen approximately 70% of the Down's Syndrome cases, a large number of normal pregnancies are included within the screened population. There is no currently available definitive method to determine which is a "false positive" without further invasive and risky testing procedures. Accordingly, current blood screening tests merely provide an indication that there may be a genetic abnormality, and are not a definitive test for Down's Syndrome. Confirmation of the syndrome requires further testing.

Mothers screened by these tests as well as other high-risk mothers (e.g., over 35 years of age or with prior histories of birth defects) then must seek a definitive diagnosis through karyotyping. While standard cell culture and karyotyping can also identify over 95% of the most common prenatal birth defects, it requires seven to 21 days to perform. Further, each of the two common forms of procedures for obtaining samples for karyotyping, amniocentesis and CVS carries risks. Amniocentesis involves the insertion of a long needle into the womb of the mother to extract amniotic fluid for analysis. CVS involves the extraction of tissue samples through the cervix for analysis. Medical reports indicate that spontaneous miscarriage and permanent damage to the fetus result in approximately one in every 200 amniocentesis procedures performed and one in every 50 CVS procedures

<Page 11>

performed. There were over 200,000 amniocentesis tests performed in the United States in 1991, according to industry sources.

To a limited extent, certain laboratories in the United States, Europe and other parts of the world use DNA probes, including AproProbe, to provide a rapid test for certain chromosomes prior to performing a complete or partial karyotyping analysis. Most of such tests are marketed as "For Research Use Only" tests, but the products of some competitors are in various stages of regulatory approval. Accurate estimates of the size of this market are not available to the Company, but the number of such tests are believed to be only a small percentage of the number of amniocentesis procedures. See "- Competition."


Potential Market for a Prenatal Genetics Test Using Maternal
Blood. During pregnancy, fetal cells may cross the placenta and circulate within the mother's blood. The number of such fetal cells in maternal circulation and the gestational ages at which such cells most frequently occur have not been established by extensive scientific testing. For several years, various parties have been attempting to develop a test that would utilize the fetal cells in a sample of maternal blood to screen for prenatal genetic disorders. Such a test, if successfully developed, would allow the diagnosis of certain prenatal genetic disorders without the use of invasive procedures that result in risk to the fetus. A principal component of such a test is a method for concentrating or separating the rare fetal cells present in the mother's blood. See "--Market Opportunity for DNA Probes for Prenatal Genetic Testing."

The Company believes that the potential market for a non-invasive procedure to screen for prenatal genetic disorders could be extensive. Using a maternal blood sample, such products would be designed to identify the rare fetal cells circulating within the mother's blood and to permit the diagnosis of genetic disorders that account for up to 95% of prenatal genetic abnormalities, such as Down's Syndrome. If successfully developed, the Company believes that such products could provide a method of screening pregnancies for early detection of genetic abnormalities, providing a non-invasive test which could supersede currently available blood screening tests and mitigate the need for many amniocentesis and CVS procedures, thereby avoiding the risks associated with such procedures including spontaneous miscarriage and damage to the fetus. During 1992, there were approximately 4.1 million live births in the United States and 4.0 million in the Western Europe, the areas the Company considers to be the primary markets for such a product.


Market Opportunity for DNA Probes for Prenatal Genetic Testing.
There are a number of research groups currently focusing on the development of enrichment systems, which are processes designed to enrich the fetal component of a maternal blood sample by reducing the number of maternal cells present (i.e., to concentrate the fetal cells present in the maternal blood sample). The Company expects that any successfully developed enrichment system will require DNA probes to screen the fetal cells for genetic disorders. Accordingly, the Company's current strategy is to separately market (preferably through collaborative arrangements) its DNA probe products to other companies developing their own versions of a complete prenatal genetics screen using maternal blood.

During 1996, the Company entered into separate collaborations with AmCell Corporation and BioSeparations, Inc. for the supply of components to these companies for prenatal genetics tests under development. The agreements provide that the Company will provide DNA probes to each company for incorporation into prenatal genetic testing systems that may be developed by each company. The Company does not expect any significant revenues from these

<Page 12>

collaborations until, if ever, either company successfully completes its development activities, obtains any regulatory approvals required, and achieves market acceptance of its products.

The Company began the sale of a "For-Research-Use-Only" version of AproProbe in 1995. This product line includes probes to enumerate certain chromosomes as well as, under the AproProbe Plus trade name, probes for fetal hemoglobin messenger RNA. The principal customers for these DNA probe products have been laboratories conducting research on more rapid methods of providing amniocentesis or karyotyping results, as well as certain companies conducting research on their own enrichment systems. The Company believes this is a limited market and does not expect significant sales volumes from this sales effort until such time as an enrichment system is successfully developed by others and such companies select the Company as the supplier of DNA probe products for such system.

There can be no assurances that others will successfully develop enrichment systems or that such companies will utilize the Company's DNA probes in conjunction with any successfully developed product. Previously, the Company has not been successful in its own efforts to develop an enrichment system. See "-The Company's Previous Efforts to Develop a Complete Test Using Maternal Blood" and "-Competition."

The Company is currently marketing AproProbe as a "For-Research-Use-Only" product, and such product may not be used for diagnostic purposes, either alone or in conjunction with any enrichment system being developed by others, without regulatory approval in the U.S. The Company has no present plans to independently seek FDA approval for the product, which may further restrict its sales. Further, any FDA approval would require the completion of a clinical investigation, a submission of intended use and require a submission of data for product performance in conjunction with any enrichment system with which the product will be used. Accordingly, a determination of the form of regulatory filing, the timing of such filing, as well as the responsibility for such filing will depend upon the terms and nature of any collaborations with other enrichment companies and the success of such companies' development efforts. See "-Government Regulation." For a discussion of marketing plans, see "-Strategy for Marketing, Manufacturing and Collaborative Partners."


The Company's Previous Efforts to Develop a Complete Test Using
Maternal Blood. From 1992 through 1996, the Company attempted to develop its own cell separation technologies for use in enriching for fetal cells circulating in maternal blood. The Company tried and abandoned several different technologies for use in the enrichment component. Testing of these versions produced variable results, as measured both by the number of fetal cells obtained as well as whether fetal cells were able to be identified. This variability could be attributable to a variety of factors, among which are biological (e.g., whether the mother's blood contained fetal cells) as well as the effect of processing on the target cells.

While development efforts for this enrichment component constituted a significant portion of the Company's resources prior to 1996, such efforts were abandoned in 1996 in favor of the strategy of collaboration with others developing their own cell separation technologies. See "-Competition," "-Government Regulation," and "-Strategy for Marketing, Manufacturing and Collaborative Partners."

<Page 13>

 Strategy for Marketing, Manufacturing and Collaborative Partners

Marketing

The Company currently markets "For-Research-Use Only" versions of its products directly to customers. However, the Company's strategy for regulatory approvals and product development in significant market areas involve the use of collaborative partners for the development, regulatory approval and marketing of products.


Prenatal Genetic Testing Products.  The Company is currently marketing its AproProbe prenatal genetic testing products in the United States and
Europe through the use of one part-time consultant.   For a three-year term
which expires in July, 1998, the Company has granted Concorde International Corporation, a Hong Kong corporation ("Concorde"), the exclusive right to sell AproProbe in Taiwan, Hong Kong, China and certain other Far East countries.

The sale of AproProbe to certain potential customers is dependent upon the successful development of their enrichment components as well as other factors. See "-Current Product Applications; Prenatal Genetic Testing Products." Such enrichment components will require FDA approval before commercial use in the U.S. as a diagnostic product, and may also require other regulatory approvals for sale outside the U.S. The timing of such events as well as the need for regulatory approval of the Company's products when used in conjunction with such enrichment components will affect the timing of the marketing of the Company's product to potential customers. See "-Government Regulation."

During 1996, the Company entered into separate collaborations with AmCell Corporation and BioSeparations, Inc. for the supply of components to these companies for prenatal genetics tests under development. The agreements provide that the Company will provide DNA probes to each company for incorporation into prenatal genetic testing systems that may be developed by each company. The Company does not expect any significant revenues from these collaborations until, if ever, either company successfully completes its development activities, obtains any regulatory approvals required, and achieves market acceptance of its products.

In connection with previous arrangements, the Company granted Dianon Systems, Inc. for five years (ending June 8, 1998) the right of first refusal for any exclusive license that the Company may grant for new applications in genetic testing within the United States. The right applies only if the Company elects to grant an exclusive license for a particular application, and the terms of any license will be negotiated at that time, and such rights survived the termination of the license agreement.


HIV Products. During March, 1997, the Company granted Centocor, Inc. the exclusive rights to develop and sell products to detect HIV using instrumentation platforms other than flow cytometry. The Company will seek a distributor or collaborative partners for the marketing of any other clinical version of its HIV product, and may seek to engage a distributor for other efforts, including the marketing of its "For-Research-Use-Only" HIV product. See "-Current Product Applications; HIV" and "-Competition."

<Page 14>

Collaborative Partners

The Company from time to time engages in discussions with diagnostic and other companies regarding collaborative arrangements for the expansion of applications of RIGHTechnology or the license or joint venture of portions of such technology. Such arrangements, if consummated, may include joint research and development, product distribution, license or sale of the technology for specific applications or the issuance of equity or debt securities of the Company and may involve royalty arrangements. There can be no assurance that the Company will be successful in consummating any collaborative arrangement for its technology, nor can there be any assurance as to the timing or terms of any such agreements.

Such collaborative arrangements, if entered into, may provide for the Company to receive a royalty for sales of its products by the licensee. Such royalties will depend in part upon the efforts required of the licensee, which may include the completion of product research and development, performance of clinical investigations, obtaining regulatory approvals and manufacturing and marketing any products. The amount and timing of resources devoted to these activities will be controlled by the licensee. Should the licensee fail to perform any required functions, the Company's business and results could be adversely affected. In addition, there can be no assurance that any of the Company's collaborative partners would not pursue alternative technologies or develop alternative products on their own or in collaboration with others, including the Company's competitors.


Manufacturing

The Company currently operates its own manufacturing facility, which is located in its headquarters building in Houston, Texas. The Company produces its DNA probes, test kits and reagents at this location. See "Description of Property."

To date, the Company has manufactured the limited quantity of its products required for its development and its limited sales activities. There can be no assurance that manufacturing or quality control problems will not arise as the Company increases production of its products, begins significant commercialization or as additional facilities are required in the future. Additionally, the manufacturing and sale of any product will be dependent on adequate supplies and timeliness of delivery of raw materials or component parts of the product. There can be no assurances as to the availability or cost of such materials at such times and in such quantities as required by the Company. The Company's dependence on others for the raw materials or component parts of its products may adversely affect the Company's profitability and its ability to manufacture such products on a timely basis. The Company has no direct experience in marketing and distributing diagnostic products.


                              Competition

Competition in the Company's markets is intense and stems from other companies that compete in these markets and from other technologies. The Company competes with a large number of companies including large diagnostic, health care, pharmaceutical and biotechnology companies, many of which have substantially greater financial, manufacturing, marketing and product research resources than the Company. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and may commercialize products on their own or through joint ventures. Entities are increasingly applying for patents relating to the identification and detection of particular genes or methods for targeting

<Page 15>

certain DNA or RNA of bacteria. In addition, many companies and institutions are attempting to identify sequences of genes. In some cases, including the discovery of whole genes, patent protection for such sequences has been granted. Increasingly, patent applications are being filed with respect to sequences for which no gene has been identified. Continuation of this process of patenting genes and sequences could, to the extent that desired gene targets for the Company's DNA probes are patented by others, foreclose the Company from developing probes for such targets or require the Company to pay license fees in order to market probes for such targets.

There are several methods currently used to diagnose diseases and disorders, and the Company will compete against any or all of these methods in its markets. The application of any particular technology to a disease depends upon the characteristics of both the technology and the disease as well as the cost of the test. Customers generally choose from among the various forms of available technology based upon the degree of importance of each characteristic to the clinical diagnosis. For example, for life-threatening situations where a rapid diagnosis will affect clinical treatment, the cost of the diagnostic test is usually less important than the speed in rendering an appropriate diagnosis. Given the various natures of disease, the criteria important in the choice of diagnostic technology, and the various competing technologies, it is unlikely that the Company's products will ever completely replace other forms of diagnostic technology.

In general, the particular companies with which the Company competes, and the technologies with which its products compete, vary with the Company's different products and markets. The Company's tests will compete primarily on the basis of factors which vary by product and include (i) the speed of the test, including the time to process the patient's sample and render the results of the test; (ii) the ease of use, including the availability of automated instrumentation, the required proficiency of the laboratory personnel performing the test, and the amount of labor required; (iii) the cost of the test, including the customer's labor costs and instrumentation requirements; (iv) the sensitivity of the test, or the ability of the technology to detect low levels of the target with a high degree of accuracy; and (v) the specificity of the test, or the accuracy of positive diagnoses. The Company believes its products when completed will be competitive based on these factors. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and obtain adequate capital resources.

The Company is aware that other companies have developed or may be developing probe test systems which may be competitive with the Company's products. The existence of any competing products or procedures that may be developed in the future may adversely affect the marketability of products developed by the Company. The Company is aware of at least two companies that are marketing assays to measure the amount of HIV virus in plasma, rather than in intact cells, using the branched chain and PCR technologies. See "-The Company's RIGHTechnology; Comparison to Other DNA Probe Technologies." Substantial research has been devoted to the correlation between such measures and the effect of therapy or the progress of the disease, and both products have been filed with the FDA. The Company's HIV product will face competition from such assays and such research or regulatory approval for other products may limit the market acceptance of the Company's products. Also, several competitors have announced efforts to develop a prenatal genetic testing product using maternal blood, including the use of DNA probe technologies from others. Additionally, the Company is aware that several other competitors are currently marketing probe-based tests utilizing in situ hybridization, some of which are in various phases of the regulatory approval process. The Company believes that its products based on RIGHTechnology will have advantages over

<Page 16>

those announced by its competitors; there can be no assurance, however, that this will be the case.

There can be no assurance that these competitors will not succeed in developing technologies and products that are more effective, easier to use or less expensive than those which are being developed by the Company or that would render the Company's technology and products obsolete and noncompetitive. In addition, many of the Company's competitors have significantly greater experience than the Company in conducting clinical investigations of new diagnostic products and in obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining regulatory approval for products more rapidly than the Company.

The medical diagnostics industry has experienced a trend toward the automation of testing procedures that may have an impact on the Company's competitive position. The Company's ability to develop and market its tests may be limited by the availability, cost and characteristics of generally available automated instrumentation. This trend has resulted from, among other things, the desire for greater precision, reduction of human-based errors and human exposure to dangerous or infectious material, the desire for quicker test results and cost reductions and compliance with CLIA and other regulations. Although the Company believes that its tests are generally automatable, the Company to date has not engaged in the development or manufacture of automated instrumentation. Competitive pressures have begun to require diagnostic companies to provide automated equipment to each laboratory, physician's office or other customer and to generate sales through such customers' use of those companies' products in conducting the tests. The Company may not have the financial resources to purchase and provide such instrumentation to its customers. The Company may, therefore, be unable to compete effectively with diagnostics companies that either manufacture their own automated equipment or that have the capital resources to purchase such equipment. Additionally, as the trend towards automation continues, the Company will likely be required to either design its tests so as to be formatted for use with instrumentation that is then generally available from manufacturers or enter into arrangements for the manufacture of instrumentation specifically designed for use with the Company's diagnostics. Additionally, the Company may not have the financial resources to obtain such specially made instrumentation and will be at a competitive disadvantage to those diagnostic companies that manufacture such instrumentation or have the capital resources to purchase such instrumentation.

If the Company is successful in licensing or acquiring additional technologies, it will face competition from alternative technologies or products. Additionally, the Company will face competition from others in such licensing or acquisition activities, probably from other companies with substantially greater resources.

<Page 17>

                       Government Regulation

The Company's diagnostic products, as well as any future diagnostic or therapeutic products that may be acquired, are subject to extensive regulation by governmental authorities in the United States, particularly the FDA, and health authorities in foreign countries. The FDA and corresponding health authorities in other countries impose substantial requirements which must be satisfied before newly developed products may be sold for diagnostic use. The FDA, and similar agencies in foreign countries, have promulgated substantial regulations which apply to the testing, marketing, export and manufacturing of diagnostic products. There can be no assurance that any such approvals will be received on a timely basis or at all. In the U.S., in addition to meeting FDA regulations, the Company is also subject to other federal, state and local environmental and safety laws and regulations.

Similar filings and governmental approvals will be required in certain major foreign countries before the Company's diagnostic products can be marketed in such countries. In addition, approval to export the products may be required before sales can occur in foreign countries. There can be no assurance that any of such permissions and approvals will be received on a timely basis or at all.

Those of the Company's diagnostic products that are intended "For Laboratory Use," "For Research Use Only" or "For Investigational Use Only," as opposed to clinical diagnostic applications, and which are labeled and sold as such, may currently be marketed in the United States, but only for such purposes. Regulatory authorities could require the Company to cease sales of such products if such authorities determine or contend misuse of the products by customers.

The Company's in vitro diagnostic products, as presently contemplated, will be regulated as medical devices. There are two principal methods by which FDA approval may be obtained to market diagnostic products in the United States. One method is to seek FDA approval through a Pre-Market Notification filing under Section 510(k) of the federal Food, Drug & Cosmetic Act. Applicants under the Section 510(k) procedure must prove that the device or results obtained with the device for which approval is sought is "substantially equivalent" to devices or results from devices or procedures on the market prior to the Medical Device Amendments of 1976. Applicable regulations provide that the review period for a Section 510(k) application is 90 days from the date of filing the application. However, approval under this procedure is seldom granted within 90 days if the product qualifies, and usually takes ten to fourteen months after filing, and may take even longer for certain products. In any circumstance, FDA requires the manufacturer to obtain an FDA letter of substantial equivalence determination before beginning commercial distribution.

The alternate method of obtaining FDA approval for an in vitro diagnostic is to obtain Pre-Market Approval ("PMA") clearance from the FDA. To obtain product safety and effectiveness data for a PMA submission, the applicant may be required to obtain an Investigational Device Exemption, IDE, before beginning the substantial clinical investigation necessary to produce this data. The review period under a PMA application is 180 days from the date of filing, but the application is not automatically deemed approved if not rejected during that period. PMA applications are seldom granted within such time period. The average time for approval, if at all, for a PMA for an in vitro diagnostic device is currently two years or longer. In addition, the preparation of a PMA application is significantly more complex and time consuming than the Section 510(k) procedure. The form of requisite regulatory approval is often uncertain and subject to changes in regulatory policy, changes in the interpretation of laws and regulation, or the enactment of new laws or the promulgation of new regulations.

<Page 18>

The fact that the Company has completed preclinical evaluations of a product does not indicate that all issues have been resolved in the development of the product or that the results of such evaluations have indicated that no imperfections exist. Accordingly, the fact that the Company has conducted or is currently conducting clinical investigations as to a product does not provide any assurance as to the final successful development of that product. In addition, the form of requisite regulatory approval is often uncertain and subject to changes in regulatory policy, changes in interpretation of laws and regulations, or the enactment of new laws or the promulgation of new regulations. Additionally, the form of regulatory approval to be required by the FDA could still be influenced by the form of approval sought by other diagnostic companies for similar or dissimilar tests. While the Company has made determinations regarding the appropriate form or forms of approval that may be required for certain of its products, such determinations are continually reviewed and may change as a result of various factors, including changes in FDA policies, discussions with regulatory agencies or consultants and changes in product composition. There can be no assurance that such determinations are correct, that the FDA will concur with such conclusions or that such determinations may not be altered due to new interpretations or new data that may become available.

The failure of the Company's products to receive requisite approvals, or significant delays in obtaining any such approvals, could have a materially adverse effect on the business of the Company. There can be no assurance that any of the Company's products will receive FDA approval or, even if a particular product does receive FDA approval, that the Company will ever recover its costs in connection with obtaining such approval.

The clinical investigation required of the Company's products may take several months or several years to complete, depending on the nature of the FDA filing. There can be no assurance that the FDA will act favorably or quickly in making its reviews, and significant difficulties or costs may be encountered by the Company in its efforts to obtain FDA approvals that could delay or preclude the Company from marketing its products for diagnostic purposes. Furthermore, there can be no assurance that the FDA will not request the development of additional data following the original submission. Based upon the data submitted to it, the FDA may also limit the scope of the labeling or permitted use of the product or deny the application altogether. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which the Company will have the exclusive right to exploit those products or technologies. There is no assurance that the Company will have sufficient resources to complete the required testing and regulatory review process or that it could survive the inability to obtain, or delays in obtaining, such approvals. There can be no assurance that the necessary approvals will be obtained by the Company or, if they are obtained, that they will be obtained on a timely basis. Recently, because of the volume of Section 510(k) and PMA applications, FDA application backlog and response times have been increasing.

Certain of the Company's products, such as its HIV tests, may require a Product License Application ("PLA"), rather than a PMA, for approval to market as a diagnostic test. If a PLA is required, the product's manufacturing facilities, systems and equipment must also be approved through an Establishment License Application ("ELA"). Should the Company or its collaborative partners be required to and succeed in obtaining a PLA and an ELA for some of its products, substantially greater costs and delays will be incurred than if marketing approval were received under a Section 510(k) notification or PMA. There is no assurance when or if such approvals would be granted or that the Company or its collaborative partners would or could undergo the commitment of time and resources to file a PLA and an ELA.

<Page 19>

After product approvals have been received, the FDA may still withdraw the approval if compliance with regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require surveillance programs to monitor the effect of products which have been commercialized, and has the power to prevent or limit further marketing of the products based on the results of these post-marketing programs. In addition to obtaining FDA approval for each product, the FDA must, under the PMA guidelines, approve the manufacturing facilities and procedures for the product. The FDA will also inspect diagnostic companies on a routine basis for regulatory compliance with its "Good Manufacturing Practices."

Sales of the Company's products outside the United States are also subject to extensive regulatory requirements, which vary widely from country to country. There are numerous foreign regulatory bodies that regulate the sale of diagnostic products, and these bodies may be affected or influenced by criteria materially different than that of the FDA. The sale of the Company's products may be materially affected by the policies of these regulatory bodies or the domestic policies of the countries involved. For example, the offering of an early prenatal screen for genetic disorders may be prohibited or restricted in some jurisdictions. The Company has not applied for and does not have the approval of any foreign country to sell its products in such country for diagnostic use. Japan has standards similar to those of the FDA and may require longer product approval periods than in the United States.
The European Union is in the process of developing a new approach to the regulation of medical products which may significantly change the regulatory framework in those countries. Diagnostic products that have not been approved by the FDA may be exported for sale outside the United States only after labeling the product "For Export Only" and by complying with the regulations of the importing country.

Any of the Company's products that would be sold "For Laboratory Use," "For Investigational Use Only" or "For Research Use Only" must be properly labeled as such, as required by the FDA. The FDA recently became aware that certain products being sold by other companies for research purposes only were in fact being used by some customers for broader, prohibited purposes. The FDA has begun to impose new distribution requirements and procedures on companies selling research-only products aimed at curbing these abuses, such as the requirement that the seller receive specified certifications from its customer as to the customer's intended use of the product. The Company expects that the FDA will in the near future develop additional restrictions of this nature. The Company is unable at this time to predict the form these restrictions may take, their likely magnitude or their ultimate impact on the Company or its sales.

The Company will be required to comply with the FDA's good manufacturing practices and to register and list its products with the FDA as a device manufacturer or distributor. As a result, the Company's manufacturing facilities will be subject to inspection for compliance with these and other applicable regulations.

The Company's products will also be affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). This law is intended to insure the quality and reliability of all medical testing in the U.S. regardless of where tests are performed by, among other things, establishing training and experience requirements for personnel operating clinical testing devices. Regulations under CLIA have established three levels of control based on test complexity-"waived," "moderate complexity" and "high complexity." The Company believes that most of its tests as currently formatted will fall into the "high complexity" category. All laboratories performing tests categorized as being of high complexity must comply with several CLIA requirements including proficiency testing, patient test management, quality control practices, personnel requirements and quality assurance program and inspection

<Page 20>

requirements. These are relatively new requirements for a physician's office, laboratories and small volume test sites, including work sites. The regulations may, therefore, dissuade those decentralized testing locations from initiating or expanding patient testing. There can be no assurance that the CLIA regulations will not have an adverse impact on the market for the Company's products.

The Company is or may become subject to various federal, state and local laws, regulations and recommendations including those relating to safe working conditions, laboratory and manufacturing practices, including the FDA's Good Manufacturing Practices, and the use and disposal of hazardous or potentially hazardous substances, including infectious disease agents and radioactive compounds, used in connection with the Company's research and development work. The Company is unable to predict the extent of future government regulation. Existing or future regulations may have an adverse effect on the Company's operations, including the cost of complying with regulations or obtaining requisite permits, delays or fines resulting from loss of permits or failure to comply with regulations, including those of the foregoing that are associated with the medical hazards of conducting clinical testing or using biological samples for testing or development.


                    Third-Party Reimbursement

Hospitals and other health care providers that purchase products such as those based upon the Company's technologies for use in furnishing care to their patients typically rely on third-party payers, principally Medicare, Medicaid and private health insurance plans, to reimburse all or part of the cost or fees associated with the diagnostic services and treatments performed with those products, and of the cost of acquiring those products. In April 1983, Congress enacted the Social Security Act Amendments of 1983 which mandated a system of Medicare reimbursement for in-patient hospital services based primarily upon diagnostic related groups known as "DRGs." Under this system, health care providers are generally paid only a fixed amount per patient plus additional amounts for certain specific hospital costs. The amount payable under DRGs for a particular patient depends on many factors, including the principal diagnosis of the patient, but it usually does not depend upon the hospital's actual current cost of treating the patient. The prospective payment system and other cost control measures adopted by third-party payers in recent years, including reductions in Medicare payments for hospital outpatient services and capital costs, have had and may continue to have significant effect on the purchasing practices of many providers, generally causing them to be more selective in the purchase of medical devices. The Company currently anticipates that the cost of certain of its products will generally exceed the cost of available alternatives, while the cost of other of its products will be less than costs historically associated with certain currently available alternatives. There can be no assurance that the cost of the Company's products will be reimbursed or that future changes in third-party payer reimbursement practices regarding the procedures performed with products sold by the Company may adversely affect the Company. Third-party payers may deny reimbursement in some cases. As a result of, among other things, the changing health care environment, health care proposals expected to be introduced into Congress, significant uncertainty exists as to the reimbursement status of newly approved health care products, diagnostic services and treatments. Failure by users of the Company's products to obtain reimbursement from payers together with current and future changes in third-party payer reimbursement practices regarding the diagnostic services and treatments performed with such products may adversely affect the Company's business.

While third-party payers generally make their own decisions regarding which items and services to cover, Medicaid and other third-party payers often apply

<Page 21>

standards similar to Medicare's in determining whether to provide coverage for a particular medical procedure. The Medicare statute prohibits payment for any items or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury or to improve the functioning of a malformed body member, and the Health Care Financing Administration ("HCFA"), an agency within the Department of Health and Human Services responsible foadministering the Medicare program, has interpreted this provision to prohibit Medicare coverage of procedures or devices that, among other things, are deemed unnecessary, inappropriate, not cost-effective, unsafe, ineffective, experimental or used for a non-approved indication. For medical devices, FDA clearance for marketing is required but is not determinative of whether those prerequisites for Medicare coverage have been met. In particular, although the FDA may grant approval to market the Company's products, the HCFA or another health care administrator could independently determine not to approve coverage for the use of such products.

While a limited number of national coverage decisions are made by HCFA, in general, the determination of whether a procedure satisfies these standards is made by the Medicare carrier or intermediary which processes claims for reimbursement within that carrier's or intermediary's jurisdiction. Because the Company believes that procedures utilizing other related products are currently covered by Medicare, the Company does not expect to request a national coverage decision with respect to procedures to be performed using its products. There can be no assurance, however, that the Medicare carrier or intermediary will agree with the Company's view. The unavailability of third-party coverage or inadequacy of third-party reimbursement for services using the Company's products could adversely affect the Company's ability to market its products.

The unavailability of third-party coverage or the inadequacy of the reimbursement for medical procedures using the Company's products would adversely affect the Company's business, financial condition and results of operations. In this regard, the Clinton Administration and others have made proposals to reduce healthcare costs, which may involve reductions in reimbursement rates. If the reimbursement amounts for diagnostic testing services are decreased in the future, it may decrease the amount which physicians, clinical laboratories and hospitals are able to charge patients for such services and consequently the price the Company can charge for its products. Moreover, the Company is unable to predict what additional legislation or regulation, if any, may be enacted or adopted in the future relating to the Company's business or the health care industry, including third-party coverage and reimbursement, or what effect any such legislation or regulation may have on the Company.

In 1994, Congress considered a series of legislative and regulatory proposals aimed at reforming the U.S. health care system. Although these proposals were not enacted, Congress may consider new health care reform proposals in the future. While the Company cannot predict whether any such legislative or regulatory proposals will be considered or adopted or the effect such proposals may have on its business, the uncertainty of such proposals could have a material adverse effect on the Company's ability to raise capital and to identify and reach agreements with potential partners, and the adoption of such proposals could have a material adverse effect on the Company. Furthermore, the Company's ability to commercialize its potential product portfolio may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of other companies that are current or prospective collaborators for certain of the Company's proposed products.

<Page 22>

   Licenses, Patents, Proprietary Technology and Trade Secrets

The basic research underlying the Company's technology was conducted by Dr. Bresser and others while at the University of Texas M.D. Anderson Cancer Center in Houston, Texas. Pursuant to arrangements regarding the funding of this research, rights to this technology were originally assigned to the Clayton Foundation for Research ("Clayton"), and were later assigned to the Research Development Foundation of Carson City, Nevada (the "RDF") and exclusively licensed to the Company. On August 5, 1994, the Company acquired Clayton's and RDF's interest in this license and directly acquired ownership of the licensed technology.

Protection of the Company's proprietary technology is important to the Company's business, and the success of the Company may depend on its ability or that of its licensors to establish, protect and enforce patent rights on its products and processes. The Company's policy is to seek, when appropriate, protection for its proprietary products and processes by filing patent applications in the United States and certain foreign countries, and to encourage or further the efforts of others who have exclusively licensed the technology to the Company to file such patent applications. It is also the Company's policy to seek, when appropriate, either an exclusive or nonexclusive license under the patents of others, so that it can sell the products or use the processes covered by the claims of those patents of others.

The proprietary technology of the Company currently includes the U.S. patent titled "One-Step In Situ Hybridization Assay" that is described below, the U.S. patent application titled "Manual In Situ Hybridization Assay," which is based on an application filed in 1988, one additional owned and one licensed U.S. patents, and a number of additional pending patent applications filed in the U.S., or under the Patent Cooperation Treaty, or in certain foreign jurisdictions. Some of the applications are co-owned with others.

The patent applications owned or co-owned by the Company either seek to cover improvements in reagents and methods of performing an in situ hybridization process or seek to cover methods of identifying and isolating fetal cells for prenatal diagnosis by in situ hybridization.

The Company is obligated to pay a royalty on gross revenues derived from products that utilize the technology embodied in the One Step patent or the Manual patent application. The Company believes that any royalties will apply to substantially all of the Company's sales, if any, of products currently being developed. The royalty consists of 1.25% of gross revenues from products utilizing the licensed technology until the Company recovers the costs involved in filing and seeking approval of the One Step and the Manual patent applications. After recovery of such costs, the royalty increases to 2.5% of gross revenues.

The U.S. patent titled "One Step In Situ Hybridization Assay" was issued in July 1993. Among its claims is one that recites a method for assaying nucleic acids in a sample of cells having substantially intact membranes. The claimed method consists essentially of the steps of contacting the sample with a medium comprising a fixative agent, a denaturing agent, a hybrid stabilizing agent, a buffering agent, a membrane pore-forming agent and at least one nucleic acid probe. The contacting is under hybridizing conditions. The sample is incubated with the medium in the presence of at least one detectable label, and duplex formation is detected by means of the label, wherein the method is capable of detecting as few as one to five copies of a target nucleic acid per cell. Another claim applies to the foregoing process, in which the detection is carried out by flow cytometry. The patent also contains claims for kits.

<Page 23>

In June 1994, the Company obtained an exclusive license (subject to the licensor's rights to practice the invention) under an issued United States patent relating to the use of certain compounds to enhance in situ hybridization technology. The license extends for the life of the patent. In addition, the Company obtained the right to sue infringes of the patent. In exchange for the license, the Company paid cash of $50,000 and must pay a royalty of three percent of its sales in the United States that incorporate the technology, subject to a minimum annual royalty of amounts increasing stepwise from $10,000 to $25,000.

In general, the patent position of biotechnology firms is highly uncertain and involves complex legal, scientific and factual questions. There can be no assurance that any other patents will be granted with respect to the patent applications filed by or licensed to the Company. Furthermore, there can be no assurance that any patents issued or licensed to the Company will provide commercial benefit to the Company or will not be infringed, invalidated or circumvented by others. The United States Patent and Trademark Office currently has a significant backlog of biotechnology patent applications, and the approval or rejection of patents may take several years. Prior to actual issuance, the contents of U.S. patent applications are generally not made public. Once issued, such a patent would constitute prior art from its filing date, which might predate the date of a patent application on which the Company relies. Conceivably, the issuance of such a patent, or the discovery of "prior art" of which the Company is currently unaware, could invalidate a patent of the Company or its licensor or prevent commercialization of a product disclosed therein.

The availability of patents in foreign markets, and the nature of any protection against competition that may be afforded by such patents, is often difficult to predict, and varies significantly from country to country. Moreover, the Company or its licensor may choose not to seek, or may for any of various reasons be unable to obtain, patent protection in a country that might become an important market for the Company's products or technology.

The Company's products and processes may give rise to claims that they infringe the patents of others. The Company may not become aware of such patents until after it has made a substantial investment in the products or processes. Such other persons, companies or institutions could bring legal actions against the Company or its commercial partners claiming damages and seeking an injunction that would prevent them, the Company or its partners from testing, manufacturing or marketing the affected product or process. If such action were successful, in addition to potential liability for damages, the Company or its commercial partners could be required to obtain a license in order to continue to test, manufacture or market the affected product or use the affected process. There can be no assurance that any such required license would be made available or, if available, would be available on acceptable terms. The Company expects that it might have to expend substantial resources in litigation, either in enforcing its patents, defending against the infringement claims of others, or both.

In addition to patent protection, the Company also relies on trade secrets, proprietary know-how and technological advances which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

<Page 24>

                 Product Liability and Insurance

The Company's business may involve the risk of product liability claims. The testing, marketing, manufacturing or sale of products could expose the Company to the risk of product liability claims. The Company currently maintains limited amounts of product liability insurance coverage for its diagnostic products. There can be no assurance that the Company will be able to continue to obtain such insurance on reasonable terms or at all. There can be no assurance that product liability insurance will prove adequate or that a product liability claim, insured or uninsured, would not have a material adverse effect on the Company. Even if a product liability claim is not successful, the time and expense of defending against such a claim may adversely affect the Company.

Employees of the Company dealing with human blood and tissue specimens may be exposed to risks of infection from HIV, hepatitis and other blood and specimen-borne diseases if appropriate laboratory practices are not followed. There can be no assurance that such infections will not occur in the future or result in liability to the Company. The Company's research and development involves the controlled use of hazardous materials and chemicals, and the Company's prenatal diagnostic test includes reagents that are known carcinogens. Accidental contamination or injury from these materials could result in a material adverse effect on the Company. The Company may also incur substantial costs to comply with environmental regulations.


                            Employees

The Company had 10 full and part-time employees at March 1, 1997, including seven laboratory and manufacturing personnel and three employees (two of whom are part-time employees) in administration and finance. In addition, the Company's Chief Executive is engaged pursuant to contractual arrangement. The Company also engaged one temporary person in administration. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its employees are excellent.

The Company's ability to successfully develop marketable products and to maintain a competitive position will depend in large part on its ability to attract and retain highly qualified scientific and management personnel and to develop and maintain relationships with leading research institutions and consultants. The Company is highly dependent upon the principal members of its management, the loss of any of whom could have a material adverse effect on the Company. See "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."


                       Forward-Looking Statements

The statements contained in all parts of this document regarding future business activities, products and product developments, financial performance, future regulatory approvals, business strategies, market acceptance, business arrangements, and results and other statements which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, those relating to: the Company's business strategy and intended acquisitions of technologies; the intention to contract with other organizations for the research, development and, if applicable, registration of product candidates, as well as seeking joint development or licensing arrangements with pharmaceutical, diagnostic, or instrumentation companies, the research or development of particular products, compounds or technologies; the uncertainty of the results of such development activities and related clinical trials or of required regulatory approvals; and the

<Page 25>

reliance on collaborative partners for development, regulatory or marketing activities. Many important factors affect the Company's ability to achieve the stated outcomes and to successfully develop and commercialize its product candidates or to acquire additional technologies, including, among other things, the ability to obtain substantial additional funds, obtain and maintain all necessary patents or licenses, to demonstrate the safety and efficacy of product candidates at each stage of development, to meet applicable regulatory standards and receive required regulatory approvals, to be capable of producing product candidates in commercial quantities at reasonable costs, to compete successfully against other products and to market products in a profitable manner. As a result, there also can be no assurance that the forward looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 2.  Description of Property.

The Company's administrative, marketing, manufacturing and research and development facilities consist of approximately 12,990 square feet in Houston, Texas. The Company occupies these premises under a lease agreement expiring on July 31, 1997. The Company believes that its facilities are adequate for its manufacturing and research needs and that suitable space will be available as needed.

Item 3.  Legal Proceedings.

The Company from time to time receives notice of or itself asserts that the employment of individuals by itself or others, respectively, may violate non-compete or other contractual relationships with employees. Additionally, see "Description of Business - Licenses, Patents, Proprietary Technology and Trade Secrets."

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

<Page 26>

Item 4.  Submission of Matters to a Vote of Security-Holders.

No matters were submitted to the stockholders for voting during the three months ended December 31, 1996.


                              PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.

Market for Common Stock. The Company's Common Stock, $.001 par value, traded on the American Stock Exchange (the "Exchange") under the symbol "APG" prior to April, 1997. During March, 1997, the Exchange notified the Company that it intended to remove the Company's Common Stock from trading on the Exchange. There can be no assurance that the Company's Common Stock will not be delisted from the Exchange, nor that delisting would not have an adverse affect on the liquidity of or price of the Company's Common Stock or the Company's ability to obtain financing.

The following table sets forth, for the periods indicated, the high and low closing sales prices per share for the Common Stock as reported on the American Stock Exchange Composite Tape:

        Period                                High             Low
       --------                             --------         -------
1995:
  First quarter                             $  8.625         $ 5.375
  Second quarter                               7.000           5.563
  Third quarter                                6.063           3.313
  Fourth quarter                               3.938           1.500
1996:
  First quarter                             $ 1.6875         $  .875
  Second quarter                              1.5000            .940
  Third quarter                               1.3800            .560
  Fourth quarter                              1.0000            .310

Daily trading volume of the Common Stock has generally been limited. The market prices for securities of diagnostic or biotechnology companies have historically been highly volatile, and recently a number of biotechnology companies' stock prices have decreased sharply following announcement of disappointing clinical trials. The trading price of the Common Stock has experienced considerable fluctuation since the Company's initial public offering in 1993 and is extremely sensitive to large volume trades. Announcements of or changes in product development timelines, technological innovations or new products by the Company or its competitors, developments concerning proprietary rights, including patents and litigation matters, publicity regarding actual or potential results with respect to products under development by the Company or others, regulatory and health care reform developments in both the United States and foreign countries and public concern as to the safety of new technologies and other factors, may have a significant impact on the market price of the Common Stock.

Substantially all of the outstanding Common Stock and any Common Stock issuable upon conversion of the Series A Preferred Stock and related placement agent warrants are eligible for sale either as a result of registration or pursuant to Rule 144 of the Securities Act of 1933 (the "Securities Act"). Additionally, the Common Stock issuable upon conversion of the Convertible Notes is expected to become eligible for sale through a pending registration statement. The sale of such shares in the open market by existing stockholders

<Page 27>

under Rule 144 or otherwise or through the exercise of warrants, outstanding vested options, registration rights or otherwise could adversely affect the market price of the Common Stock and may have a material adverse effect on the Company's ability to raise the capital necessary to fund its future operations.

The Company has also granted registration rights to certain stockholders of the Company prior to its initial public offering, certain warrant holders, and the recipient of Common Stock issued in an acquisition. These registration rights generally require the Company to file one or more registration statements at its expense upon demand or to include such holders' shares in any registration statement filed by the Company. Registration of shares under the Securities Act would result in such shares becoming freely tradable without the restriction under the Securities Act (except for shares purchased by affiliates of the Company) immediately upon the effectiveness of such registration. The Company may grant additional registration rights if it issues securities in the future.

Number of Stockholders of Record. As of January 31, 1997, there were approximately 110 record holders of Common Stock. Such number excludes the number of beneficial owners holding shares in street name.

Dividends.  The Company has never paid any cash dividends on the Common
Stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The terms of the Series A Preferred Stock, so long as 50% of such shares are outstanding and have not been converted into Common Stock, prohibit the Company from declaring any dividend on any class of stock prior to May 26, 1998, or from paying any dividend in which the Series A Preferred Stock does not participate. Such restrictions may be waived with the consent of holders of at least two thirds of the outstanding Series A Preferred Stock.

Additionally, any subsequent preferred stock issued or future borrowing arrangements may prohibit or restrict dividends paid on the Common Stock.

Transfer Agent. American Securities Transfer, Incorporated and United Missouri Trust Company of New York serve as the Co-Transfer Agents and Co-Registrars for the Common Stock.


Item 6.  Management's Discussion and Analysis or Plan of
Operations

The Company commenced operations in 1989 to develop diagnostic products using its proprietary DNA probe technology. Since its inception, the Company has engaged principally in research and development activities; however, limited sale of research-use-only products began in 1995.

The following table summarizes certain financial data that should be read in conjunction with the Company's Financial Statements and related notes thereto and the discussion in this Item 6. The selected financial data as of December 31, 1995 and 1996, for each of the years in the three-year period ended December 31, 1996, and for the period from inception (January 25, 1989) through December 31, 1996, are derived from financial statements that have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon includes an explanatory paragraph that describes the uncertainty regarding the Company's ability to continue as a going concern as a result of its financial resources as of December 31, 1996. The selected financial data as of December 31, 1992, 1993 and 1994, and for the years ended December 31, 1992 and 1993, are derived from audited financial statements not included herein.

<Page 28>

                                                                     For the
                                                                    Period From
                                                                     Inception
                                                                   (January 25,
                            For the Year Ended December 31,       1989) Through
                        -----------------------------------------  December 31,
                          1992    1993     1994     1995     1996      1996
                        -------  -------  -------  -------  -------  --------
                              (In Thousands, except Per Share Amounts)
Statement of
  Operations Data:
 Revenues               $    50  $  --    $  --    $    39  $    63  $    244
 Research and
   development
   expenses              (1,721)  (1,511)  (6,466)  (3,497)  (1,826)  (17,097)
 Selling, general
   and administrative
   expenses              (1,527)  (1,717)  (3,065)  (1,926)  (1,050)  (11,067)
Interest expense            (78)     (69)     (56)     (78)    (182)     (761)
Interest income
   and other, net            46        7      185      185       57       673
                        -------  -------  -------  -------  -------  --------
Net loss                $(3,230) $(3,290) $(9,402) $(5,277) $(2,938) $(28,008)
                        =======  =======  =======  =======  =======  ========
Net loss per
   Common share         $ (1.24) $  (.96) $ (1.96) $ (1.04) $  (.57)
Shares used in
   computing net loss
   per Common share       2,598    3,439    4,795    5,070    5,196

                                     For the Year Ended December 31,
                       -----------------------------------------------------
                          1992      1993       1994       1995       1996
                       ---------  ---------  ---------  ---------  ---------
Balance Sheet Data:                     (In Thousands)
Working Capital        $     978  $   8,621  $   1,326  $     711  $     (21)
Total assets           $   2,446  $   9,591  $   3,381  $   2,392  $   1,154
Capital lease
   obligations net
   of current portion  $      95  $      33  $     381  $     204  $    --
Convertible Notes      $    --    $    --    $    --    $    --    $   2,069
Redeemable, convertible
   Preferred Stock     $   9,381  $    --    $    --    $    --    $    --
Deficit accumulated
   during the
   development stage   $  (7,634) $ (11,324) $ (20,726) $ (26,003) $ (28,941)
Stockholders'
   equity (deficit)    $  (7,696) $   9,128  $   2,199  $  1,493   $  (1,379)


Liquidity and Capital Resources

At December 31, 1996, the Company had cash resources of $327,400 available to it and had net working capital deficit of $21,000.

To date, the Company has financed its operations primarily through private placements of its equity and debt securities and its initial public offering

<Page 29>

in 1993. The Company has raised approximately $25.7 million in net proceeds through these transactions, including $4.5 million of such sales consummated through the conversion of the Company's debt securities into equity. Additionally, the Company has financed $1.3 million of its approximately $2.6 million of capital expenditures since inception through equipment leases.

The Company has expended and is expected to continue to expend in the future substantial funds to license or acquire additional technologies or products, to continue the research and development of its existing products which are in various stages of development or of new products, conduct clinical investigations, make capital expenditures, and manufacture and market its products. Additional amounts will be expended in research activities, continuing development of products, testing of these existing and other products in field trials and clinical investigations, seeking regulatory approval of successfully tested products, and the manufacturing and marketing of products approved for sale. If regulatory approvals are obtained, the Company expects to expend substantial funds on marketing and distribution activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control. Factors within the Company's control include the number of products under development, the timing of the commencement of clinical investigations and regulatory filings, and the extent of pre-marketing or marketing activities. Factors generally beyond the control of the Company include the results of research and development activities, the extent of clinical investigations and the regulatory process to obtain FDA or other approvals of products and technological advances of, and products developed by, its competitors. Moreover, even if the Company's activities are successful, the ability to generate income from the sale of products will be dependent upon, among other things, acceptance of products by customers, access to distribution channels for products and the Company's ability to obtain reimbursement approval from government and third-party payers. The necessity for instrumentation to be used with the Company's diagnostic products may also affect capital requirements. See "Description of Business."

In addition to the foregoing, the Company's working capital requirements during the next 12 months may vary depending upon numerous additional factors, including the success of the Company's program to license or acquire additional technologies or products, the progress of the Company's research and development program, the results of laboratory testing, the time and cost required to seek regulatory approvals, the need to obtain licenses to proprietary rights held by others, any required adjustments to the Company's operating plan to respond to the competitive pressures or technological advances, the time of pre-marketing and marketing activities, and the success of the Company in developing collaborative arrangements with others for the development of its technology.

The Company's cash and marketable securities as of December 31, 1996, are expected to be used as set forth in "Plan of Operations" below. The Company anticipates that its resources (including resources obtained through collaborations through March 1997) will be sufficient to fund its activities into the second quarter of 1997. The report of the Company's independent auditors on the financial statements for the year ended December 31, 1996 included an explanatory paragraph with respect to the need for future financing. The Company expects to seek additional financing in 1997 to fund its operations during 1997 and into 1998.

The Company will seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. If additional funds are raised by issuing equity securities, dilution to stockholders is expected to occur. The Board of Directors of the Company is empowered, without stockholder approval (other than in certain cases approvals of the holders of the Series A Convertible

<Page 30>

Preferred Stock), to issue additional shares of Series A Preferred Stock or other series of preferred stock with dividend, liquidation, conversion, voting and other rights that could adversely affect the voting power or other rights of the holders of the Company's securities. If debt securities are issued, a portion of the Company's cash flow will have to be dedicated to payment of principal and interest on such indebtedness and the Company may be subject to certain restrictive financial and operating restrictions in the agreements and instruments relating to such indebtedness. The Company believes that any additional financing will require the Company to induce conversion of the Company's outstanding Series A Preferred Stock and the Convertible Notes into the Company's Common Stock. Such conversion is expected to be at or below the then-current market price of the Company's Common Stock and would result in a substantial increase in the Company's outstanding Common Stock, resulting in additional dilution to Common stockholders.

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


Plan of Operations

During the next 12 months, the principal focus of the Company's activities is currently expected to be (i) the licensing, acquisition and development of additional technologies, (ii) the development and manufacturing of HIV products for collaborative partners, (iii) the marketing of DNA probe products

<Page 31>

to other companies for use in their genetics programs, (iv) the development of other products and enhancements to the Company's technology, and (v) if any of the foregoing development activities are successful, conducting field trials for, seeking any required regulatory approvals of, and the marketing of these products. These planned activities reflect an increased emphasis on the acquisition and development of new technologies. Such planned activities may change depending upon business opportunities that present themselves, the success of development activities, the financial position of the Company and other matters that may arise in the future.

The Company expects to either renew its lease for its facilities in 1997 or to move to a new location. Any move would require the construction of new manufacturing and laboratory facilities. Capital expenditures of other equipment are not expected to exceed $500,000 during the next 12 months. However, all such expenditures will vary based on the success of the Company's efforts, its financial resources, changes in manufacturing, research or development programs, relocation of its facilities and other factors.

The Company does not believe that it is likely that the sales of its "For Research Use Only" genetic testing products or HIV collaborations will provide sufficient commercialization to fund its operations. There can be no assurance that the Company will ever achieve profitability or that its products will be marketed successfully or become commercially viable. There can be no assurance that the Company will not encounter substantial expenses related to further testing and development, regulatory compliance, production and marketing problems, and competition or defense of the Company's license and patent rights.

As of March 1, 1997, the Company employed 10 full and part-time employees and engaged one contract employee. If the Company is successful in its development and marketing activities, the number of employees and temporary personnel will increase. The number of such personnel will depend on the progress of the Company's efforts and cannot be forecast with certainty.

The foregoing plan of operation includes certain objectives of the Company, and there can be no assurance that these objectives will be achieved within the stated period, if at all. Furthermore, this plan of operation is subject to change based on future events and circumstances, many of which are beyond the control of the Company.


Results of Operations

The Company's net losses for the years ended December 31, 1994, 1995 and 1996 were $9.4 million $5.3 million, and $2.9 million respectively. The larger loss in 1994 reflects the $2.7 million expense ($2.4 million of which was a non-cash charge) related to the acquisitions of technology during 1994. See
Note 9 of "Notes to Financial Statements". The Company expects to incur substantial operating losses in 1997 as it continues the development and testing of its products and acquired technologies. The Company expects to incur additional losses thereafter until such time, if ever, as there is sufficient commercialization of its products to offset its research and development activities. As of December 31, 1996, the Company had an accumulated deficit of $29 million. There can be no assurance that the Company will be able to achieve or sustain profitability.

The revenues of the Company prior to 1993 consisted of $42,000 in grant revenues and $100,000 representing advances under a prior "For Research Use Only" product agreement. The Company had no revenues in 1993 or 1994. During 1995 and 1996, approximately $39,000 and $63,000 in revenues were generated from the sale of research-use-only genetic testing and HIV products.

<Page 32>

Research and development expenditures have varied with the nature and scope of the Company's research activities. These amounts include the costs of basic and product-related research, product development efforts, and costs associated with field trials. Such amounts in 1994 included $2.7 million related to the costs of acquiring technology and patent rights which were expensed as costs of acquired research activities. See Note 9 of "Notes to Financial Statements." Research and development expenditures during 1995 were approximately the same as 1994 levels, excluding the effects of technology acquired in 1994, as the Company continued its development efforts for genetics products. Such amounts declined in 1996 from $3.5 million to $1.8 million as the Company shifted its research efforts from genetics to HIV products. The Company previously was engaged in the development of a complete prenatal genetic testing product using maternal blood, including an enrichment or cell separation component. During 1996, the Company ceased development efforts for the cell separation component and began a strategy of collaboration with others developing such systems. See "Description of Business - Strategy for Marketing, Manufacturing and Collaborative Partners."

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

Selling, general and administrative expenses for 1994 include approximately $240,000 attributable to certain attempted financing activities. Selling, general and administrative expenses decreased by $ 1.1 million to $1.9 million in 1995 as the result of reduced personnel costs as the Company reduced the number of employees because of delays in its product development activities, partially offset by financing costs expensed in 1994. Selling, general and administrative expenses decreased from $1.9 million in 1995 to $1.1 million in 1996 as a result of reductions in personnel costs consistent with the reduction in research activities.

The Company's selling expenses are included in selling, general and administrative expenses, but have not been material to date. The Company currently intends to employ distributors for certain products or market through collaborative partners, and selling expenses will vary depending upon the success of this strategy. See "Description of Business - Strategy for Marketing, Manufacturing and Collaborative Partners."

Interest expense is principally attributable to loans from investors and the interest portion of capital lease obligations. Interest expense increased from $56,000 in 1994 to $78,000 in 1995 as a result of the higher capital equipment borrowings from the new equipment leasing facility entered into in July, 1994. Interest expense increased to $182,000 in 1996 principally as a result of interest expense on the Convertible Notes issued in June, 1996.

Interest income and other, net for 1994 and 1995 was $185,000 in each year, but declined to $57,000 in 1996. This decline is principally the result of a reduction in the funds available for investment.

As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24.5 million. These carryforwards will begin to expire in 2004 if not otherwise used.

<Page 33>

Additionally, the Company has $625,000 of research and development tax credit carryforwards for tax purposes which expire in varying amounts beginning in 2004. The Company's ability to utilize substantially all of its tax loss and credit carryforwards is limited by the "change in ownership," as such term is defined by federal income tax laws and regulations, that occurred upon the closing of the initial public offering in October 1993. The amount of such operating loss and/or credit carryforward as of that date that may be utilized each year to offset future taxable income from operations is limited to approximately $1.5 million. Any portions of the annual limitation that are not utilized in a tax year may be carried forward against future taxable income. As of December 31, 1996, the Company estimates that use of approximately $2 million of its net operating loss carryforward is subject to such limitation. Additionally, gains from certain limited categories of licensing activities that may arise subsequent to October 1993, could also result in the utilization of additional amounts of the carryforward. Losses generated subsequent to October 1993, are not limited by the October 1993 change in ownership. However, any future change in ownership, including such changes that may occur as a result of the Company's 1997 funding activities, may further restrict or substantially eliminate the ability to utilize tax carryforwards against future taxable income.


Item 7.  Financial Statements.

The information required by this item is incorporated by reference to the Financial Statements set forth on pages F-1 through F-25 hereof.


Item 8.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

None.


PART III


Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers - The following table sets forth certain information as to the directors, executive officers and other significant members of management of the Company. Directors of the Company are elected annually and hold office until their successors have been elected and qualified or their earlier resignation or removal. All officers of the Company are elected by the Board of Directors to hold office until the earlier of their resignation, removal or termination.

Name                     Age              Position
-------                   ---    ----------------------------------------
David Leech               50     President and Chief Executive Officer and
                                    Director (3)
Peter Carbonaro           38     Vice President - Operations
Dr. Michael Hogan         45     Director (1)
Christopher Kelly         50     Director (1) (2)
J. Donald Payne           41     Director
Terry Ward                48     Director (1)  (3)

(1)  Member of the Compensation Committee of the Board of Directors.
(2)  Member of the Audit Committee of the Board of Directors.
(3)  Member of the Nominating Committee of the Board of Directors.
(4)  Mr. Payne also served as Vice President - Finance through February, 1997.

<Page 34>

David Leech. Mr. Leech has been a director of the Company and Acting President and Chief Executive Officer since April 1996. Mr. Leech is also a consultant to the Company. See "Executive Compensation." Mr. Leech is the founder and President of Nestor Consulting, Inc., which provides consulting services to biopharmaceutical and medical device companies. From February 1992 to September 1995, Mr. Leech was the President and Chief Executive Officer of Argus Pharmaceuticals, Inc., a biopharmaceutical company. From 1988 to 1992, Mr. Leech was the President and Chief Executive Officer of Houston Biotechnology Incorporated, which was engaged in the development of ophthamalic and neurological therapeutics. Prior to 1988, Mr. Leech served in various senior marketing and management positions with American Cyanamid Corporation and Sterling Drug Company.

Peter Carbonaro. Mr. Carbonaro has served as the Vice President -
Operations since June 1996, and was previously the Director of Operations of the Company since April 1994. From March 1988 to April 1994, he served as Production Manager for Roche Diagnostic Systems, Inc., and served in other manufacturing capacities with Roche from 1985 to 1988. Mr. Carbonaro received a BS in Biology from Siena College in 1980 and an MBA from Iona College in 1982.

Dr. Michael E. Hogan.  Dr. Hogan has been a director of the Company since
May 1996. Dr. Hogan has been the Professor of Molecular Physiology and Biophysics, Baylor College of Medicine since 1994 and a Professor at Baylor's Center for Biotechnology since 1987. Dr. Hogan is the scientific founder of Triplex Pharmaceutical Corporation and currently serves on the Scientific Advisory Board of Aronex Pharmaceuticals, Inc., Lark Sequencing Technologies and Genometrix Corporation. From 1981 to 1987, Dr. Hogan was an Assistant Professor at Princeton University. In addition to 75 publications in the area of nucleic acid structure and biophysics, Dr. Hogan currently has 23 pending and issued patent applications for oligonucleotide therapeutics and nucleic acid based diagnostics.

Christopher T. Kelly.  Mr. Kelly has been a director of the Company since
May 1996. In September 1993, Mr. Kelly co-founded Spectral Pharmaceuticals, Inc., formed to identify, develop and commercialize diagnostic imaging agents, and has served as President and Chief Executive Officer of that company since March 1994. From March 1992 to August 1993, Mr. Kelly was the Vice President Commercial Development of Triplex Pharmaceutical Corporation. From March 1986 to March 1992, Mr. Kelly held senior strategic planning and business development positions at Sterling Drug, Inc., serving as Vice President Business Development, Consumer Health Products from November 1989 to March 1992. Mr. Kelly previously held senior marketing positions with Boehringer Mannheim Diagnostics, CooperBiomedical, Inc., and Hoffmann-LaRoche Inc.

J. Donald Payne.  Mr. Payne has been a Director of the Company since
September 1995. He served as Vice President-Finance and Chief Financial Officer of the Company from May 1992 until February 1997. Mr. Payne also served as Secretary from March 1993 to February 1997. From 1984 to May 1989, he served as Vice President and Chief Financial Officer of Entex Energy Development, Ltd. He held the same positions with the Energy Resource Group of Entex, Inc. and its successor entities from 1981 through 1990. Mr. Payne is a Certified Public Accountant and received a BBA from Texas A&M University and an MBA from Rice University.

Terry Ward. Mr. Ward has been a director of the Company since March 1994. Mr. Ward has been the Chief Financial Officer of W.S. Farish & Company since 1979. He is also a director for W.S. Farish & Company, a private trust company engaged in investments, venture capital and other activities. Mr. Ward has been a director of the ForeFront Group, Inc. since October 1993, and a director of Meretek Diagnostics, Inc. since February 1994. In November

<Page 35>

1996, Mr Ward was elected to the board of California Microwave, Inc. Mr. Ward received his BA in Economics from Rice University in 1971. He graduated cum laude and is a member of Phi Beta Kappa. Mr. Ward is a Certified Public Accountant.


Compliance With Section 16(a) of the Securities Exchange Act -
Under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), directors, certain officers and beneficial owners of 10% or more of the Company's Common Stock are required from time to time to file with the Securities and Exchange Commission (the "Commission") reports on Forms 3, 4 or 5 relating principally to transactions in the Company's securities by such person. Based solely upon a review of Forms 3, 4 and 5 submitted to the Company during and with respect to 1996, the Company believes that all of the directors and executive officers of the Company have timely filed their respective Forms 3, 4 or 5 required by Section 16 (a) of the Exchange Act, during 1996.


Item 10.  Executive Compensation.

Summary Compensation Table - The following table contains information regarding compensation for services in all capacities to the Company for 1994, 1995 and 1996 of those persons who were at December 31, 1996, the executive officers of the Company.

Summary Compensation Table

                     Summary Compensation Table

                                                    Long-Term
                                                  Compensation
                            Annual Compensation       Award
                           ---------------------   -----------
   Name and                            Other        Securities     All Other
   Principal                          Annual        Underlying   Compensation
   Position        Year    Salary   Compensation     Options         (1)
   ---------       ----    ------   ------------   -----------   ------------
David Leech
President/CEO (2)  1996  $  --      $90,000(2)          --          --

Peter Carbonaro    1996  $ 94,500      --            104,000(3)   $4,320
Vice President-    1995  $ 94,500      --             21,000(4)   $4,214
Operations         1994  $ 60,577      --             15,000      $2,746

J. Donald Payne    1996  $ 99,000      --             40,000      $4,320
Vice President-    1995  $ 99,000      --             40,000(4)   $4,214
Finance            1994  $ 97,615      --               --        $4,200

(1) Consists of the Company's contributions to the respective officers' accounts under the Company's "cafeteria plan" within the meaning of
     Section 125 of the Internal Revenue Code of 1986, as amended.
(2) David Leech joined the Company in April 1996 pursuant to a consulting arrangement. Such amounts represent payments as a consultant.
(3) During 1996, options previously granted to Mr. Carbonaro during 1994 and 1995 were repriced and an option granted during 1996 was amended. The amounts set forth include both the original grant and the repriced or amended option as if it were a separate grant.
(4) During 1995, options previously granted to Mr. Carbonaro during 1994 and earlier in 1995 and to Mr. Payne earlier in 1995 were repriced. The amounts set forth include both the original grant and the repriced option

<Page 36>

     as if it were a separate grant.

On April 3, 1996, the Board of Directors elected David Leech to the Board of Directors and approved a consulting arrangement with Mr. Leech wherein he would also assume the duties of Acting President and Chief Executive Officer of the Company. The consulting agreement with Mr. Leech had a six month term commencing April 1, 1996 and is currently being extended on a month to month basis. Either the Company or Mr. Leech may terminate the arrangement upon thirty days notice to the other party. The agreement provides for a consulting fee of $10,000 per month and a performance bonus of up to a maximum of $250,000 if certain corporate objectives are achieved.


Option Grants Table - The following table contains information regarding stock options granted during 1996 to those persons who were at December 31, 1996, the executive officers of the Company.

                    Options Granted During 1996

                               Percent of Total
                   Options     Options Granted         Exercise     Expiration
  Name             Granted    To Employees in 1996      Price          Date
-----------       ---------   --------------------    ----------    ----------
Peter Carbonaro    34,000(1)         14.2%            $  1.500       03/22/06
                   70,000(2)         29.2%            $  1.500       08/05/06
J. Donald Payne    40,000(3)         16.7%            $  1.500       03/22/06

(1) Exercisable based on certain performance milestones. The vesting provision of such option was amended during 1996. See Note (2).
(2) Represents an amendment of options previously granted, including the 34,000 granted in Note (1). Exercisable ratably over a 24 month period.
(3) Exercisable based on certain performance milestones. As of December 31, 1996, 50% of such option had been forfeited.


On August 5, 1996, the Compensation Committee of the Board of Directors amended the terms of options previously issued to Peter Carbonaro. The options amended had previous exercise prices of $1.50 for 34,000 shares, $3.375 for 10,000 shares and $4.00 for 26,000 shares. The amendment combined the options into one option with an exercise price of $1.50 and amended the vesting provisions to provide that the option will vest ratably over a 24 month period. In making the decision to reprice the options, the Committee considered various factors. The decline in the trading price of the Company's Common Stock in 1995 and 1996 resulted in stock options granted to Mr. Carbonaro having exercise prices substantially above the recent trading price. The Committee believes that stock options represents a substantial part of the compensation package for Mr. Carbonaro, and that the retention of employees, particularly given the current financial condition of the Company, is heavily influenced by the potential for gain from stock option grants. The Committee believes that the Company's success will depend in a large part upon the ability to retain its key employees, that the competition for such employees is intense, and that the loss of key employees could have an adverse impact upon the Company. The Committee concluded that it was cost-effective to reprice certain options to a price closer to current trading prices, and that such action would provide a greater incentive for the retention of key employees and thereby avoid costs associated with the potential recruitment of replacements. Rather than grant new options, the Committee determined that it was in the best interests of the Company to reprice existing option grants. The Committee set the new exercise price of the repriced options at $1.50 per share, which was above the closing market price of $1.00 on the date of the repricing. This higher price was established after review of the trading

<Page 37>

history of the Company's stock prior to August 1996, which was when the Committee first began to consider such repricing.

Option Exercises and Year-End Values Table - The table set forth below contains information with respect to (i) the unexercised options to purchase Common Stock granted in 1996 and prior years under the Company's 1990 Stock Option Plan to the executive officers named in the Summary Compensation Table and held by them at December 31, 1996, (ii) the aggregate number of shares acquired by such executive officers upon the exercise during 1996 of options to purchase Common Stock and (iii) the value of unexercised in-the-money options at December 31, 1996.

<Page 38>

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                              Number of
                                         Securities Underlying      Value of Unexercised
                                         Unexercised Options at    In-the-Money Options at
                 Shares                    December 31, 1996         December 31, 1996 (1)
              Acquired on    Value      --------------------------  --------------------------
Name            Exercise    Realized    Exercisable  Unexercisable  Exercisable  Unexercisable
-----------   -----------   --------    -----------  -------------  -----------  -------------
David Leech        --         --            --            --            --            --
Peter
  Carbonaro        --         --           5,833        64,167          --            --
J. Donald
  Payne            --         --          47,594        22,000          --            --

(1)   Based on the closing price of the Common Stock on the American Stock Exchange on
      December 31, 1996 ($.50).

<Page 39>

Compensation of Directors - In June, 1994, the Company established the Directors' Stock Option Plan for non-employee members of the Board of Directors, and amended the plan in June, 1996. The plan currently provides for the grant of an option to acquire 10,000 shares of Common Stock to each non-employee director upon their initial selection or appointment. The exercise price of the option is the closing market price of the Company's Common Stock on the date of grant, and the option is exercisable in annual increments on the first and second anniversary of the date of grant, unless previously forfeited as a result of termination of service as a director. The option expires five years from the date of grant. During 1996, options to acquire 60,000 shares of Common Stock were issued pursuant to these provisions, with exercise prices ranging from $1.00 to $1.19 per share. Additionally, under previous provisions of the Plan, options to acquire 28,000 shares at an exercise price of $7.375, 18,400 shares at an exercise price of $1.75, and 800 shares at an exercise price of $.563 were issued to directors for services rendered in 1994, 1995, and 1996, respectively. These options are fully vested and expire five years from the date of grant.

Directors who are not also executive officers are not eligible to participate in any other benefit plan of the Company. The Company will also pay ordinary and necessary out-of-pocket expenses for nonmanagement directors to attend Board and committee meetings.



Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

Common Stock. The following table sets forth information regarding the beneficial ownership of shares of Common Stock as of December 31, 1996, for
(i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each current director of the Company, (iii) each of the current executive officers of the Company and (iv) all executive officers and directors of the Company as a group. See "Certain Relationships and Certain Transactions." Except as otherwise indicated, the persons named below have sole investment and voting power with respect to the shares of Common Stock shown as beneficially owned by them. The business address of each director and officer is c/o Aprogenex, Inc., 8000 El Rio Street, Houston, Texas 77054.

                                                   Number     Percent of
                                                     of         Common
                                                   Common        Stock
Name and Address of Beneficial Owner               Shares        Owned
------------------------------------              --------    -----------
WestMed Venture Partners, L.P. (1)                 703,300        12.9
    Oppenheimer Tower
    World Financial Center
    New York, New York  10281
The Genesis Fund, Ltd (2)                          360,968         6.9
    c/o Acorn Ventures
    520 Post Oak Blvd., Suite 130
    Houston, Texas   77027
W.S. Farish & Company (3)
    1100 Louisiana Street, Suite 1200
    Houston, Texas 77002                         1,696,889        26.1
William S. Farish (4)                            1,805,670        27.7
Dr. Joel Bresser                                   308,917         5.9
Dr. Michael Hogan                                     --            --
Christopher Kelly                                    4,000          .1
David Leech                                           --            --
Peter Carbonaro (5)                                 17,233          .3
J. Donald Payne (6)                                 67,856         1.3
Terry Ward (7)                                   1,800,475        27.6
All current executive officers and directors
as a group (6 persons) (8)                       1,897,102        28.9

<Page 40>

(1) Includes 34,450 shares issuable upon exercise of warrants exercisable within 60 days of December 31, 1996 and 192,111 shares issuable upon conversion of Convertible Notes and accrued interest as of December 31, 1996.
(2) Includes 2,408 shares issuable upon exercise of warrants exercisable within 60 days of December 31, 1996.
(3) Includes 141,882 shares issuable upon exercise of warrants exercisable within 60 days of December 31, 1996 and 1,123,852 shares issuable upon conversion of Convertible Notes and accrued interest as of December 31, 1996.
(4) Includes 5,784 shares issuable upon exercise of warrants exercisable within 60 days of December 31, 1996 and 96,056 shares issuable upon conversion of Convertible Notes and accrued interest as of December 31, 1996. Mr. Farish is a director of W.S. Farish & Company, and therefore may be deemed the beneficial owner of the 1,696,889 shares beneficially owned by W.S. Farish & Company. Mr. Farish disclaims beneficial ownership of such shares.
(5) Includes 5,833 shares issuable upon exercise of options exercisable within 60 days of December 31, 1996.
(6) Includes 47,594 shares issuable upon exercise of options exercisable within 60 days of December 31, 1996.
(7) Includes 19,382 shares issuable upon exercise of options and warrants exercisable within 60 days of December 31, 1996 and 67,239 shares issuable upon conversion of Convertible Notes and accrued interest as of December 31, 1996. Mr. Ward is the Chief Financial Officer and a director of W.S. Farish & Company, and therefore may be deemed the beneficial owner of the 1,696,889 shares beneficially owned by W.S. Farish & Company. Mr. Ward disclaims beneficial ownership of such shares.
(8) Includes 214,691 shares issuable upon exercise of options and warrants exercisable within 60 days of December 31, 1996 and 1,191,091 shares issuable upon conversion of Convertible Notes and accrued interest as of December 31, 1996.

<Page 41>

Series A Convertible Preferred Stock. The following table sets forth information regarding the beneficial ownership of shares of Series A Convertible Preferred Stock as of December 31, 1996, for (i) each person known by the Company to be the beneficial owner of more than 5% of the Series A Convertible Preferred Stock, (ii) each current director of the Company, (iii) each of the current executive officers of the Company and (iv) all executive officers and directors of the Company as a group. Except as otherwise indicated, the persons named below have sole investment and voting power with respect to the shares of Series A Convertible Preferred Stock shown as beneficially owned by them.

                                      Number of              Percent of
                                       Series A               Series A
                                      Convertible        Convertible Preferred
Name of Beneficial Owner            Preferred Shares          Stock Owned
------------------------            ----------------     ---------------------
Hugh Virgil Sherill                      25,000                  5.4%
M.D. Sabbah                              40,000                  8.7%
Keys Foundation                          50,000                 10.9%
South Ferry #2, L.P.                     25,000                  5.4%
All current executive officers
   and directors as a group               --                      --

Item 12.  Certain Relationships and Certain Transactions.

In December, 1993, the Company engaged a director of the Company, Wayne Fritzsche, to assist it in establishing collaborative arrangements for the commercialization of infectious disease applications for the Company's technology. Mr. Fritzsche was granted a vested three-year option to acquire 8,600 shares of Common Stock at $8.75 per share and received a monthly retainer of $7,500 commencing in January, 1994. This retainer was to be recouped from any future incentive payments to Mr. Fritzsche, which consist of a varying percentage (ranging from 5% of the first $1 million to 1% of amounts over $5 million) of cash proceeds to the Company from these collaborative activities. During April, 1994, the Company terminated this relationship, but the Company continues to be obligated for the future incentive payments if the Company consummates a transaction with certain entities contacted by Mr. Fritzsche. Mr. Fritzsche was paid $31,321 under this agreement, including $1,321 of expenses.

The Company is a party to an Amended and Restated Stockholders' Agreement dated June 8, 1993 (the "Stockholders' Agreement"), as amended, with certain holders of Common Stock and certain holders of the Company's warrants. The Stockholders' Agreement also provides for certain registration rights.


Item 13.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits:

Exhibits incorporated by reference to a prior filing are designated by an asterisk (*).


Exhibit
Number     Description

3.1*      Amended and Restated Certificate of Incorporation of the Company.
(Incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15,
1993).

<Page 42>

3.2*      Certificate of Amendment of Amended and Restated Certificate of
Incorporation effective as of June 10, 1994. (Incorporated by reference from Exhibit 3.1 to the Company's Form 10-QSB dated as of June 30, 1994).

3.3*      Certificate of Designations of Series A Convertible Preferred Stock
(Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-3, Reg. No. 33-95014, filed on July 26, 1995).

3.4*      Bylaws of the Company (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-3, Reg. No. 33-95014, filed on July 26, 1995)..

4.1*      Form of Certificate of Common Stock.  (Incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

4.2*      Form of Certificate of Series A Convertible Preferred Stock
(Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-3, Reg. No. 33-95014, filed on July 26, 1995).

4.3*      Amended and Restated Stockholders' Agreement dated June 8, 1993 among the Company and the securityholders listed therein. (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

4.4*      Amendment No. 1 to Amended and Restated Stockholders' Agreement,
dated as of April 29, 1994. (Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated as of August 5, 1994)

4.5*      Registration Rights Agreement dated April 21, 1994 between MediGene,
Inc. and Aprogenex, Inc. (Incorporated by reference from Exhibit 4.1 to the Company's Form 8-K dated as of April 21, 1994)

4.6*      Warrant to Purchase Shares of Series B Preferred Stock of the
Company dated March 27, 1990. (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586- FW, declared effective October 15, 1993.)

4.7*      Warrant to Purchase Shares of Series B Preferred Stock of the
Company dated July 10, 1992. (Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586- FW, declared effective October 15, 1993.)

4.8*      Warrant Agreement (including a form of warrant to purchase shares of
Common Stock) between the Company and H.J. Meyers & Co., Inc. dated October 22, 1993. (Incorporated by reference from Exhibit 4.5 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993)

4.9*      Warrant Agreement (including a form of warrant to purchase shares of
Common Stock) dated as of May 17, 1993.  (Incorporated by reference  from
Exhibit 4.6 to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

4.10*     Warrant Agreement dated April 21, 1994 between MediGene, Inc. and
Aprogenex, Inc. (Incorporated by reference from Exhibit 4.2 to the Company's Form 8-K dated as of April 21, 1994).

4.11*     Warrant to purchase Common Stock issued to MMC/GATX Partnership No.
1 (Incorporated by reference from Exhibit 4.4 to the Company's Form 10- QSB dated as of June 30, 1994).

<Page 43>

4.12*     Form of Premium Preferred Stock-Subscription Agreement for U.S.
investors (Incorporated by reference from Exhibit 4.7 to the Company's Registration Statement on Form S-3, Reg. No. 33-95014, filed on July 26,
1995).

4.13*     Form of Premium Preferred Stock-Subscription Agreement for non-
U.S. investors (Incorporated by reference from Exhibit 4.8 to the Company's Registration Statement on Form S-3, Reg. No. 33-95014, filed on July 26,
1995).

4.14*     Form of Warrant for Purchase of Shares Series A Convertible
Preferred Stock (Incorporated by reference from Exhibit 4.9 to the Company's Registration Statement on Form S-3, Reg. No. 33-95014, filed on July 26,
1995).

4.15*     Form of Common Stock Subscription Agreement (Incorporated by
reference from Exhibit 4.5 to the Company's Registration Statement on Form S-3, Reg. No. 33-92780, filed on May 26, 1995).

4.16*     Form of Common Stock Warrant Agreement (Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-3, Reg. No. 33-92780, filed on May 26, 1995).

4.17(a)* Convertible Note Subscription Agreement dated as of May 1, 1996 among Aprogenex, Inc. and the various purchasers (Incorporated by reference from Exhibit 4.2(a)* to the Company's Form 10-QSB dated as of June 30, 1996).

4.17(b)* Form of Convertible Note dated as of June 12, 1996 (Incorporated by reference from Exhibit 4.2(b)* to the Company's Form 10-QSB dated as of June 30, 1996).

4.18*     Warrant Agreement dated as of May 1, 1996 among Aprogenex, Inc. and the various warrantholders (Incorporated by reference from Exhibit 4.3* to the Company's Form 10-QSB dated as of June 30, 1996).

10.1(a)* License Agreement dated January 25, 1989 between the Clayton Foundation for Research and the Company. (Incorporated by reference from Exhibit 10.1(a) to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

10.1(b)* Amendment to License Agreement dated July 31, 1989 between the Clayton Foundation for Research and the Company. (Incorporated by reference from Exhibit 10.1(b) to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

10.1(c)* Royalty Waiver Agreement dated January 25, 1989 between the Clayton Foundation for Research and Dr. Joel Bresser. (Incorporated by reference from
Exhibit 10.1(c) to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

10.1(d)* Settlement and Release Agreement dated as of August 4, 1989 among M.D. Anderson Cancer Center, the Clayton Foundation for Research, Research Development Foundation, the Company, Dr. Joel Bresser and Dr. Mary Jean Evinger-Hodges. (Incorporated by reference from Exhibit 10.1(d) to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

10.1(e)* Assignment dated as of August 4, 1989 from Dr. Joel Bresser to the Board of Regents of the University of Texas System. (Incorporated by reference from Exhibit 10.1(e) to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

<Page 44>

10.1(f)* Assignment dated as of August 4, 1989 from Dr. Mary Jean Evinger-Hodges to the Board of Regents of the University of Texas System.
(Incorporated by reference from Exhibit 10.1(f) to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

10.1(g)* Assignment dated as of September 6, 1989 from the Board of Regents of the University of Texas System, on behalf of M.D. Anderson Cancer Center to the Clayton Foundation for Research. (Incorporated by reference from Exhibit 10.1(g) to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

10.1(h)* Technology Acquisition Agreement, dated as of July 1, 1994, among Aprogenex, Inc., Clayton Foundation for Research and Research Development Foundation. (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K dated as of August 5, 1994).

10.1(i)* Consent, Release and Indemnity Agreement, dated as of July 1, 1994, among Aprogenex, Inc., Clayton Foundation for Research, Research Development Foundation and University of Texas, M.D. Anderson Cancer Center.
(Incorporated by reference from Exhibit 2.2 to the Company's Form 8-K dated as of August 5, 1994).

10.2(a)* Lease Agreement dated October 9, 1989 between Plaza del Oro Business Center and the Company, as amended effective May 28, 1993. (Incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

10.2(b)* Second Amendment, effective February 14, 1994, to Lease Agreement dated October 9, 1989 between Plaza del Oro Business Center and the Company. (Incorporated by reference from Exhibit 10.2 (b) to the Company's Form 10-KSB dated as of December 31, 1994).

10.2(c)   Third Amendment, effective December 31, 1996, to Lease Agreement dated October 9, 1989 between Plaza del Oro Business Center and the Company.

10.3*     Master Equipment Lease Agreement dated as of June 30, 1994, between
MMC/GATX Partnership No. 1 and the Company. (Incorporated by reference from
Exhibit 10.2 to the Company's Form 10-QSB dated as of June 30, 1994).

10.4*     1990 Stock Option Plan of the Company. (Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-8, Reg. No. 33-94286 as filed on July 3, 1995.)

10.5*     Form of Nonstatutory Stock Option Agreement pursuant to the 1990
Stock Option Plan of the Company. (Incorporated by reference from Exhibit 10.6 to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

10.6*     Form of Incentive Stock Option Agreement pursuant to the 1990 Stock
Option Plan of the Company. (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

10.7*     Director Stock Option Plan of the Company, as amended and restated
on July 12, 1996. (Incorporated by reference from Exhibit 4.8* to the Company's Registration Statement on Form S-8, Reg. No. 33-94258 as filed on July 3, 1995.)

10.8*     Key Management Proprietary Information and Inventions and
Noncompetition Agreement dated January 19, 1989 between Dr. Joel Bresser and the Company. (Incorporated by reference from Exhibit 10.8 to the Company's

<Page 45>

Registration Statement on Form SB-2, Reg. No. 33-66586-FW, declared effective October 15, 1993.)

10.9*      Terms of Consulting Agreement with David Leech (Incorporated by reference from Exhibit 10.1 to the Company's Form 8-K dated as of April 1,
1996).

23.1     Consent of Independent Public Accountants

27       Financial Data Schedule

         (b)	Reports on Form 8-K
             None

<Page 46>
             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Aprogenex, Inc.:

We have audited the accompanying balance sheets of Aprogenex, Inc. (a Delaware corporation in the development stage), as of December 31, 1995 and 1996, and the related statements of operations, preferred stock and stockholders' equity (deficit) and cash flows for the years ended December 31, 1994, 1995 and 1996, and for the period from inception (January 25, 1989) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aprogenex, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1994, 1995 and 1996, and for the period from inception (January 25, 1989) through December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to raising capital, performing research and development, developing a business structure and developing markets for its products. Consequently, as shown in the accompanying financial statements, the Company has not realized significant revenues, has a cumulative loss of $28 million since its inception and has limited cash resources which are expected to be adequate to fund operations into March, 1997, all of which raises substantial doubt about its ability to continue as a going concern. Accordingly, the Company's continued existence is dependent upon its ability to obtain additional working capital to complete the research and development and other activities and to attain successful future operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, including furniture, equipment and leasehold improvements, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

ARTHUR ANDERSEN LLP

Houston, Texas
February 5, 1997


                              F-1

<Page 47>
                                Aprogenex
           (A Delaware Corporation in the Development Stage)
                             Balance Sheets

                                                 December 31,    December 31,
                                                    1995             1996
     ASSETS                                      -----------     -----------
Current assets:
  Cash and cash equivalents                      $ 1,301,934     $   327,400
  Accounts receivable and prepaid expenses           103,412         115,655
                                                 -----------     -----------
      Total current assets                         1,405,346         443,055
Property and equipment, net                          956,034         614,279
Debt issuance costs and other, net                    30,574          96,632
                                                 -----------     -----------
                                                 $ 2,391,954     $ 1,153,966
                                                 ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                               $   273,361     $   111,626
  Accrued liabilities                                244,491         166,583
  Current portion of capital lease obligations       176,962         185,742
                                                  ----------      ----------
      Total current liabilities                      694,814         463,951
Capital lease obligations, net of current portion    203,905         ---
Convertible Notes Payable, net of discount,
  including accrued interest of $114,000                --         2,069,126
Commitments and contingencies
Stockholders' equity (deficit)
  Undesignated Preferred Stock, 10,320,000 shares
    authorized, none issued                             --             --
  Series A Convertible Preferred  Stock, $.001
    par value; 880,000 shares authorized; 459,000
    and 444,000 shares issued and outstanding,
    respectively; liquidation preference of
    $13 per share (aggregating to $5,967,000
    and $5,772,000, respectively)                        459             444
  Common Stock, $.001 par value; 20,000,000 shares
    authorized; 5,156,345 and 5,225,498 shares
    issued and outstanding, respectively               5,156           5,226
  Additional paid-in capital                      27,311,550      27,312,410
  Deficit accumulated during the
    development stage                            (26,002,816)    (28,941,077)
Warrants to purchase Common and Preferred Stock      178,886         243,886
                                                 -----------     -----------
Total stockholders' equity (deficit)               1,493,235      (1,379,111)
                                                 -----------     -----------
                                                 $ 2,391,954     $ 1,153,966
                                                 ===========     ===========
The accompanying notes are an integral part of these financial statements.

                            F-2
<Page 48>
                         Aprogenex, Inc.
        (A Delaware Corporation in the Development Stage)
                   Statements of Operations

                                                                   For the
                                                                 Period From
                                                                  Inception
                                                                 (January 25,
                            For the Year Ended December 31,      1989)Through
                            ------------------------------        December 31,
                            1994         1995         1996          1996
                        -----------  -----------  ------------  ------------
Revenues:
 Sales                  $      --   $     38,644  $    63,115   $    101,759
 Other revenues                --           --           --          142,085
                        -----------  -----------  -----------   ------------
 Total revenues                --         38,644       63,115        243,844
                        -----------  -----------  -----------   ------------
Costs and expenses:
 Research and
   development            6,466,112    3,496,538     1,825,571    17,096,754
 Selling, general and
   administrative         3,065,216    1,925,742     1,049,971    11,067,343
                        -----------  -----------  ------------  ------------
Total costs
   and expenses           9,531,328    5,422,280     2,875,542    28,164,097
                        -----------  -----------  ------------  ------------
Loss before interest
   and other             (9,531,328)  (5,383,636)   (2,812,427)  (27,920,253)
                        -----------  -----------  ------------  ------------
Interest expense            (55,920)     (78,244)     (182,336)     (761,426)
Interest income
   and other, net           185,193      185,094        56,502       673,257
                        -----------  -----------  ------------  ------------
Net loss                $(9,402,055) $(5,276,786) $ (2,938,261) $(28,008,422)
                        ===========  ===========  ============  ============
Net loss per
   Common share             $ (1.96)     $ (1.04) $       (.57)
                        ===========  ===========  ============
Shares used in
   computing net loss
   per Common share       4,794,917    5,070,493     5,195,562
                        ===========  ===========  ============

The accompanying notes are an integral part of these financial statements.

                              F-3
<Page 49>

                             Aprogenex, Inc.
            (A Delaware Corporation in the Development Stage)
Statements of Preferred Stock and Stockholders' Equity (Deficit) for the
   Period from Inception (January 25, 1989) Through December 31, 1996

                                                  Redeemable Convertible
                                                      Preferred Stock                Common Stock            Additional
                                                --------------------------    --------------------------      Paid-in
                                                  Shares          Amount        Shares          Amount        Capital
                                                -----------    -----------    -----------    -----------    -----------
Balance at Inception
(January 25, 1989)                                     --      $      --             --      $      --      $      --
 Issuance of Common Stock on January
   19, 1989, for the right, title
   and interest in certain
   proprietary technology and a
   promissory note, recorded at
   $.144 per share                                     --             --          347,101            347         49,653
 Issuance of Redeemable, Convertible
   Preferred Stock on January 25,
   1989, net cash proceeds
   of $.43 per share                              1,000,000        428,275           --             --             --
 Issuance of Common Stock for cash,
   recorded at $.144 per share                         --             --           34,710             35          4,965
 Accretion of Preferred Stock                          --           44,878           --             --          (44,878)
 Net loss                                              --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1989                        1,000,000        473,153        381,811            382          9,740
 Issuance of Redeemable, Convertible
   Preferred Stock, net cash
   proceeds of $1.00 per share                    2,094,518      2,094,518           --             --             --
 Issuance of Common Stock warrants
   for consulting services                             --             --             --             --             --
 Purchase of treasury stock, 34,710
   shares of Common Stock at
   $.18 per share                                      --             --             --             --             --
 Accretion of Preferred Stock                          --          144,880           --             --           (9,740)
 Net loss                                              --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1990                        3,094,518      2,712,551        381,811            382           --
 Issuance of Redeemable, Convertible
   Preferred Stock, net cash
   proceeds of $1.34 per share                    1,024,868      1,373,033           --             --             --
 Issuance of Common Stock pursuant
   to exercise of options issued
   in exchange for services, at
   $.58 per share                                      --             --           17,356             17          9,983
 Issuance of Common Stock in exchange
   for services, at $.29 per share                     --             --            2,759              3            792
 Accretion of Preferred Stock                          --          154,091           --             --          (10,775)
 Net loss                                              --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1991                        4,119,386    $ 4,239,675        401,926    $       402    $      --
                                                -----------    -----------    -----------    -----------    -----------

                                      (Continued)

    The accompanying notes are an integral part of these financial statements.

                              F-4
<Page 50>

                             Aprogenex, Inc.
            (A Delaware Corporation in the Development Stage)
Statements of Preferred Stock and Stockholders' Equity (Deficit) for the
   Period from Inception (January 25, 1989) Through December 31, 1996
                               (Continued)

                                                  Redeemable Convertible
                                                      Preferred Stock                Common Stock            Additional
                                                --------------------------    --------------------------      Paid-in
                                                  Shares          Amount        Shares          Amount        Capital
                                                -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1991                        4,119,386    $ 4,239,675        401,926    $       402    $      --
 Issuance of Redeemable, Convertible
   Preferred Stock, net cash proceeds
   of $1.34 per share                             3,568,644      4,793,002           --             --             --
 Deferred compensation related to
   issuance of certain stock options                   --             --             --             --           94,300
 Amortization of deferred compensation                 --             --             --             --             --
 Accretion of Preferred Stock                          --          348,625           --             --          (94,300)
 Net loss                                              --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1992                        7,688,030      9,381,302        401,926            402           --
 Exercise of Founders' Options,
   recorded at $.144 per share                         --             --          106,777            107         15,275
 Issuance of Redeemable, Convertible
   Preferred Stock, net cash proceeds
   of $1.35 per share                                12,500         16,875           --             --             --
 Exercise of stock options, recorded
   at average of $.76 per share                        --             --           13,567             13         10,295
 Issuance of Common Stock warrants in
   conjunction with Bridge Loans                       --             --             --             --             --
 Issuance of Series E Preferred Stock,
   net cash proceeds of $8.20
    per share, and related warrants                  75,949        622,854           --             --             --
 Sale of Common Stock in initial
   public offering, net of offering
   costs, average cash proceeds of
   $7.45 per share                                     --             --        1,335,000          1,335      9,940,828
 Retirement of treasury stock                          --             --          (34,710)           (35)        (6,215)
 Expiration of warrants                                --             --             --             --           20,000
 Cashless exercise of warrants                         --             --            8,916              9         27,491
 Sale of warrants to underwriter
   in the initial public offering                      --             --             --             --             --
 Conversion of Redeemable, Convertible
   Preferred Stock into Common Stock
   upon the closing of the initial
   public offering                               (7,776,479)   (10,431,478)     2,748,795          2,749     10,428,729
 Amortization of deferred compensation                 --             --             --             --             --
 Accretion of Preferred Stock                          --          410,447           --             --           10,572)
 Net loss                                              --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1993                             --        $    --        4,580,271    $     4,580    $20,425,831
                                                -----------    -----------    -----------    -----------    -----------

                                      (Continued)

    The accompanying notes are an integral part of these financial statements.

                               F-5
<Page 51>

                             Aprogenex, Inc.
            (A Delaware Corporation in the Development Stage)
Statements of Preferred Stock and Stockholders' Equity (Deficit) for the
   Period from Inception (January 25, 1989) Through December 31, 1996
                               (Continued)

                                                        Convertible
                                                      Preferred Stock               Common Stock             Additional
                                                --------------------------    --------------------------      Paid-in
                                                  Shares          Amount        Shares          Amount        Capital
                                                -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1993                             --      $      --        4,580,271    $     4,580    $20,425,831
 Exercise of Founders' Option,
   recorded at $.144 per share                         --             --           98,301             98         14,062
 Exercise of stock option, recorded
   at average of $.437 per share                       --             --           18,757             19          8,176
 Acquisition of MediGene research
   program, recorded at
   $11.50 per share                                    --             --          100,000            100      1,149,900
 Acquisition of Clayton patent rights,
   recorded at $9.375 per share                        --             --          125,000            125      1,171,750
 Amortization of deferred compensation                 --             --             --             --             --
 Net loss                                              --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1994                             --             --        4,922,329          4,922     22,769,719
 Issuance of Series A Convertible
   Preferred Stock, net cash proceeds
   of $8.49 per share, and related
   warrants                                         459,000            459           --             --        3,896,923
 Issuance of Common Stock for cash,
   recorded at $3.91 per share,
   and related warrants                                --             --          144,300            144        563,871
 Exercise of stock options, recorded
   at average of $.681 per share                       --             --           89,716             90         61,037
 Expiration of warrants                                --             --             --             --           20,000
 Net loss                                              --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1995                          459,000            459      5,156,345          5,156     27,311,550
 Conversion of Series A Convertible
   Preferred Stock                                  (15,000)           (15)        67,500             68            (52)
 Exercise of Stock Options,
   recorded at average of
   $.553 per share                                     --             --            1,653              2            912
Issuance of Common Stock warrants
   in conjunction with
   Convertible Notes Payable                           --             --             --             --             --
Net loss                                               --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1996                          444,000     $      444      5,225,498    $     5,226    $27,312,410
                                                ===========    ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements.

                                 F-6
<Page 52>
                             Aprogenex, Inc.
            (A Delaware Corporation in the Development Stage)
Statements of Preferred Stock and Stockholders' Equity (Deficit) for the
   Period from Inception (January 25, 1989) Through December 31, 1996
                               (Continued)

                                            Deficit
                                          Accumulated
                                           During the     Deferred
                                          Development      Compen-                     Treasury
                                             Stage         sation        Warrants        Stock
                                          -----------    -----------    -----------    -----------
Balance at Inception
(January 25, 1989)                        $      --      $      --      $      --      $      --
 Issuance of Common Stock on January
   19,1989, for the right, title
   and interest in certain
   proprietary technology and a
   promissory note, recorded at
   $.144 per share                               --             --             --             --
 Issuance of Redeemable, Convertible
   Preferred Stock on January 25,
   1989, net cash proceeds
   of $.43 per share                             --             --             --             --
 Issuance of Common Stock for cash,
   recorded at $.144 per share                   --             --             --             --
 Accretion of Preferred Stock                    --             --             --             --
 Net loss                                    (667,945)          --             --             --
                                          -----------    -----------    -----------    -----------
Balance, December 31, 1989                   (667,945)          --             --             --
 Issuance of Redeemable, Convertible
   Preferred Stock, net cash
   proceeds of $1.00 per share                   --             --             --             --
 Issuance of Common Stock warrants
   for consulting services                       --             --           27,500           --
 Purchase of treasury stock, 34,710
   shares of Common Stock at
   $.18 per share                                --             --             --           (6,250)
 Accretion of Preferred Stock                (135,140)          --             --             --
 Net loss                                  (1,445,624)          --             --             --
                                          -----------    -----------    -----------    -----------
Balance, December 31, 1990                 (2,248,709)          --           27,500         (6,250)
 Issuance of Redeemable, Convertible
   Preferred Stock, net cash
   proceeds of $1.34 per share                   --             --             --             --
 Issuance of Common Stock pursuant
   to exercise of options issued in
   exchange for services, at
   $.58 per share                                --             --             --             --
 Issuance of Common Stock in
   exchange for services, at
   $.29 per share                                --             --             --             --
 Accretion of Preferred Stock                (143,316)          --             --             --
 Net loss                                  (1,757,853)          --             --             --
                                          -----------    -----------    -----------    -----------
Balance, December 31, 1991                $(4,149,878)   $      --      $    27,500    $    (6,250)
                                          -----------    -----------    -----------    -----------

                                           (Continued)

    The accompanying notes are an integral part of these financial statements.

                              F-7
<Page 53>

                             Aprogenex, Inc.
            (A Delaware Corporation in the Development Stage)
Statements of Preferred Stock and Stockholders' Equity (Deficit) for the
   Period from Inception (January 25, 1989) Through December 31, 1996
                               (Continued)

                                            Deficit
                                          Accumulated
                                           During the     Deferred
                                          Development      Compen-                      Treasury
                                             Stage         sation        Warrants        Stock
                                          -----------   -----------    -----------    -----------
Balance, December 31, 1991                $(4,149,878)  $      --      $    27,500    $    (6,250)
Issuance of Redeemable, Convertible
   Preferred Stock, net cash proceeds
   of $1.34 per share                            --            --             --             --
 Deferred compensation related to
   issuance of certain stock options             --         (94,300)          --             --
 Amortization of deferred compensation           --          10,800           --             --
 Accretion of Preferred Stock                (254,325)         --             --             --
 Net loss                                  (3,229,771)         --             --             --
                                          -----------   -----------    -----------    -----------
Balance, December 31, 1992                 (7,633,974)      (83,500)        27,500         (6,250)
 Exercise of Founders' Options,
   recorded at $.144 per share                   --            --             --             --
 Issuance of Redeemable, Convertible
   Preferred Stock, net cash proceeds
   of $1.35 per share                            --            --             --             --
 Exercise of stock options, recorded
   at average of $.76 per share                  --            --             --             --
 Issuance of Common Stock warrants in
   conjunction with Bridge Loans                 --            --           30,000           --
 Issuance of Series E Preferred Stock,
   net cash proceeds of $8.20
   per share, and related warrants               --            --           40,000           --
 Sale of Common Stock in initial
   public offering, net of offering
   costs, average cash proceeds of
   $7.45 per share                               --            --             --            6,250
 Retirement of treasury stock                    --            --          (20,000)          --
 Expiration of warrants                          --            --             --             --
 Cashless exercise of warrants                   --            --          (27,500)          --
 Sale of warrants to underwriter
   in the initial public offering                --            --              100           --
 Conversion of Redeemable, Convertible
   Preferred Stock into Common Stock
   upon the closing of the initial
   public offering                               --            --              --            --
 Amortization of deferred compensation           --          54,600            --            --
 Accretion of Preferred Stock                (399,874)         --              --            --
 Net loss                                  (3,290,127)         --              --            --
                                          -----------   -----------    -----------    -----------
Balance, December 31, 1993               $(11,323,975)  $   (28,900)   $    50,100    $      --
                                          -----------   -----------    -----------    -----------

                                                                       (Continued)

    The accompanying notes are an integral part of these financial statements.

                              F-8
<Page 54>

                             Aprogenex, Inc.
            (A Delaware Corporation in the Development Stage)
Statements of Preferred Stock and Stockholders' Equity (Deficit) for the
   Period from Inception (January 25, 1989) Through December 31, 1996
                               (Continued)

                                            Deficit
                                          Accumulated
                                           During the     Deferred
                                          Development      Compen-                      Treasury
                                             Stage         sation        Warrants        Stock
                                          -----------   -----------    -----------    -----------

Balance, December 31, 1993               $(11,323,975)  $   (28,900)   $    50,100    $      --
 Exercise of Founders' Options,
   recorded at $.144 per share                   --            --             --             --
 Exercise of stock options, recorded
   at average of $.437 per share                 --            --             --             --
 Acquisition of MediGene research
   program, recorded at
   $11.50 per share                              --            --          100,000           --
 Acquisition of Clayton patent
   rights, recorded at $9.375 per share          --            --             --             --
 Amortization of deferred compensation           --          28,900           --             --
 Net loss                                  (9,402,055)         --             --             --
                                          -----------   -----------    -----------    -----------
Balance, December 31, 1994                (20,726,030)         --          150,000           --
 Issuance of Series A Convertible
   Preferred Stock, net cash proceeds
   of $8.49 per share, and related
   warrants                                      --            --           45,900           --
 Issuance of Common Stock for cash,
   recorded at $3.91 per share,
   and related warrants                          --            --            2,886           --
 Exercise of stock options, recorded
   at average of $.681 per share                 --            --             --             --
 Expiration of warrants                          --            --          (20,000)          --
 Net loss                                  (5,276,786)         --             --             --
                                          -----------   -----------    -----------    -----------
Balance, December 31, 1995                (26,002,816)         --          178,886           --
 Conversion of Series A Convertible
   Preferred Stock                              --             --             --             --
 Exercise of Stock Options,
   recorded at average of
   $.553 per share                              --             --             --             --
 Issuance of Common Stock warrants
   in conjunction with
   Convertible Notes Payable                    --             --           65,000           --
 Net loss                                   (2,938,261)         --             --             --
                                          -----------   -----------    -----------    -----------
Balance, December 31, 1996               $(28,941,077)  $      --      $   243,886    $      --
                                          ===========   ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements.

                               F-9
<Page 55>

                          Aprogenex, Inc.
         (A Delaware Corporation in the Development Stage)
                     Statements of Cash Flows

                                                                                   For the
                                                                                 Period From
                                                                                  Inception
                                                                                 (January 25,
                                            For the Year Ended December 31,      1989)Through
                                            ------------------------------        December 31,
                                               1994        1995         1996          1996
                                            -----------  -----------  -----------  ------------
Operating Activities:
Net loss                                    $(9,402,055) $(5,276,786) $(2,938,261) $(28,008,422)
Adjustments to reconcile to net cash used
 by operating activities:
Depreciation and amortization                   386,212      342,759      384,274     2,036,902
Interest expense accrued on Convertible
 Notes, payable in 1998                            --           --        113,509       113,509
Amortization of discount
 on Convertible Notes                              --           --         15,617        15,617
Amortization of deferred compensation
 related to certain stock options                28,900         --           --          94,300
Non-cash portion of technology acquisition    2,421,875         --           --       2,421,875
Interest expense on notes payable
 converted into Preferred Stock                    --           --           --         186,154
Issuance of Common Stock, options, or
 warrants for services                             --           --           --          48,295
Changes in assets and liabilities
 (Increase) decrease in prepaid expenses,
  receivables and other                         (44,416)      13,095      (12,387)     (136,219)
Increase (decrease) in accounts payable
 and accrued liabilities                        269,836     (121,632)    (239,643)      278,209
                                            -----------  -----------  -----------  ------------
Net cash used by
 operating activities                        (6,339,648)  (5,042,564)  (2,676,891)  (22,949,780)
                                            -----------  -----------  -----------  ------------

Investing Activities:
Purchases of marketable securities                 --           --           --      (5,018,891)
Disposition of marketable securities          4,018,891    1,000,000         --       5,018,891
Purchases of property and equipment          (1,083,327)     (80,580)      (2,751)   (2,239,113)
Proceeds from sale-leaseback agreement          571,871         --           --         982,416
Deferred organization costs                        --           --           --          (1,788)
                                            -----------  -----------  -----------  ------------
Net cash provided (used) by
 investing activities                       $ 3,507,435  $   919,420  $    (2,751) $ (1,258,485)
                                            -----------  -----------  -----------  ------------

                                (Continued)

The accompanying notes are an integral part of these financial statements.

                               F-10
<Page 56>

                          Aprogenex, Inc.
         (A Delaware Corporation in the Development Stage)
                Statements of Cash Flows (Continued)

                                                                                     For the
                                                                                   Period From
                                                                                    Inception
                                                                                  (January 25,
                                             For the Year Ended December 31,      1989)Through
                                             ------------------------------        December 31,
                                                1994        1995         1996          1996
                                            -----------  -----------  -----------  ------------
Financing Activities:
Net proceeds from sale of Preferred Stock   $      --    $ 3,897,382  $      --    $  8,676,736
Net proceeds from sale of Common Stock             --        564,015         --      10,511,178
Net borrowings under Convertible Notes             --           --      1,834,318     1,834,318
Exercise of stock options                        22,355       61,127          915       110,087
Proceeds from sale of warrants                     --         48,786       65,000       183,886
Principal payments under capital
  lease obligations                            (122,987)    (161,785)    (195,125)   (1,137,338)
Borrowings under notes payable converted
  into Preferred Stock                             --           --           --       4,363,048
Net borrowings under Bridge Loans                  --           --           --         570,000
Repayment of Bridge Loans                          --           --           --        (570,000)
Purchase of treasury stock                         --           --           --          (6,250)
                                            -----------  -----------  ------------  -----------
Net cash provided (used) by
  financing activities                         (100,632)   4,409,525     1,705,108   24,535,665
                                            -----------  -----------  ------------  -----------
Increase (decrease) in cash
  and cash equivalents                       (2,932,845)     286,381      (974,534)     327,400
Cash and cash equivalents,
  beginning of period                         3,948,398    1,015,553     1,301,934         --
                                            -----------  -----------  ------------  -----------
Cash and cash equivalents, end of period    $ 1,015,553  $ 1,301,934  $    327,400  $   327,400
                                            ===========  ===========  ============  ===========

The accompanying notes are an integral part of these financial statements.

                           F-11
<Page 57>

                                Aprogenex, Inc.
              (A Delaware Corporation in the Development Stage)
                       Notes to Financial Statements

1.  Organization and Significant Accounting Policies

     Description of Business and Certain Significant Risks -
Aprogenex, Inc. ("Aprogenex" or the "Company") was incorporated as Molecular Analysis Incorporated on August 1, 1988, and commenced operations on January 25, 1989. The Company was organized to research, develop, and market medical diagnostic products using DNA probes to detect and identify diseases and genetic disorders. The proprietary technology of Aprogenex includes methods of in situ hybridization using synthesized DNA probes.

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

     The Company estimates that, as of December 31, 1996, it has cash resources to fund its normal operations into March, 1997. Accordingly, the Company does not have sufficient funding to complete its product development activities or to sustain operations through the commercialization of such products. The Company intends to seek funds through the sale of equity or the license of portions of its technology. The ability of the Company to continue its activities, to realize or recover its investment in property and equipment, or to continue as a going concern is dependent upon its ability to obtain additional funding. There can be no assurance that the Company will be able to obtain such funding, or the terms upon which any such funding may occur. If unsuccessful in these activities, the Company may consider a merger, joint venture, disposition of assets or other transactions.

     Cash Equivalents and Marketable Securities - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Marketable securities consist of obligations that are not highly liquid or with maturities greater than three months at the date of purchase. At December 31, 1996, the cash equivalents of the Company consisted of a debt obligation that matured during January, 1997. All marketable securities purchased with the intent to hold to maturity are stated at cost plus accrued interest, which approximates the market price of the securities.

     Statements of Cash Flows - The accompanying Statements of Cash Flows present cash transactions during the respective periods. Interest paid by the Company during the years ended December 31, 1994, 1995 and 1996, including the interest portion of financing leases, totaled $55,920, $78,244 and $53,210, respectively. No income tax payments were made in any period.

                            F-12
<Page 58>

     Calculation of Net Loss Per Common Share - Net loss per Common share is computed using the weighted average number of Common shares outstanding during the period. The number of shares of Common Stock issuable upon the conversion of the Series A Convertible Preferred Stock issued in 1995 (see Note 5), or issuable upon conversion of the Convertible Notes Payable issued in 1996 (see Note 4) as well as the effect of outstanding options or warrants were not included because the effect of their inclusion would be anti-dilutive.

     Research and Development - Research and development costs include the costs of conducting basic research, developing product applications, conducting preclinical investigations, performing trials to obtain data for regulatory filings for product approvals or product marketing and costs associated with the acquisition of technology owned or developed by third parties. Research and development costs, including such acquisition costs, are expensed as incurred. Research and development expense in 1994 includes $2,715,000 related to the acquisitions of technology and patent rights. See
Note 9.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Property and Equipment - Property and equipment is carried at cost and depreciated on a straight-line basis over the estimated useful economic lives of the assets involved or, in the case of leasehold improvements, over the remaining term of the lease.

     The estimated useful lives employed in computing depreciation are five years for equipment, furniture, and fixtures, four years for computer equipment, three years for software, and the lease term for leasehold improvements. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense when incurred.

     Property and equipment consisted of the following:

                                                         December 31,
                                                 ---------------------------
                                                     1995            1996
                                                 ------------    -----------
Equipment                                        $  1,902,240    $ 1,535,832
Leasehold improvements                                316,000        243,671
Computer equipment and software                       205,441        112,448
Furniture and fixtures                                126,902        126,795
                                                 ------------    -----------
Total property and equipment                        2,550,583      2,018,746
Less - Accumulated depreciation                    (1,594,549)    (1,404,467)
                                                 ------------    -----------
Net property and equipment                       $    956,034        614,279
                                                 ============    ===========

<Page 59>

2.  Federal Income Taxes

     The Company has not made any income tax payments since inception. At December 31, 1996, the Company had a net operating loss carryforward for federal income tax purposes of approximately $24,503,000. This carryforward will begin to expire in 2004 if not otherwise used. Additionally, the Company has approximately $625,000 of research and development tax credit carryforwards for tax purposes, which expire in varying amounts beginning in 2004. For financial reporting purposes, a valuation allowance of $10,157,000 has been recorded as of December 31, 1996 to fully offset the deferred tax asset related to these carryforwards. The principal components of the deferred tax asset as of December 31, 1995 and 1996, assuming a 35% federal tax rate, are as follows:

                                                    1995            1996
                                               ------------    ------------
Temporary differences:
  Start-up costs, net of amortization          $    426,000    $    213,000
  Intangible assets acquired, expensed
    for book purposes, net of amortization          715,000         671,000
  Book depreciation in excess of
    tax depreciation                                 60,000          70,000
  Other, net                                          2,000           2,000
                                               ------------    ------------
Total temporary differences                       1,203,000         956,000
Federal tax losses and credits not
  currently utilizable                            7,929,000       9,201,000
                                               ------------    ------------
Total deferred tax assets                         9,132,000      10,157,000
Deferred tax valuation allowance                 (9,132,000)    (10,157,000)
                                               ------------    ------------
Net deferred tax asset                         $       --      $      --
                                               ============    ============

     The net increase in the deferred tax valuation allowance for 1994, 1995 and 1996 was $3,468,000, $1,962,000, and $1,025,000 respectively. Other than the net operating loss and tax credit carryforwards, there is no significant difference between the statutory federal income tax rate and the Company's effective tax rate during 1994, 1995 and 1996.

     The Company's ability to utilize its tax loss and credit carryforwards generated prior to 1994 is limited by the "change in ownership," as such term is defined by federal income tax laws and regulations, that occurred upon the closing of the initial public offering in October, 1993. The amount of such operating loss and/or credit carryforward as of that date that may be utilized each year to offset future taxable income from operations is limited to approximately $1.5 million. Any portions of the annual limitation that are not utilized in a tax year may be carried forward against future taxable income. As of December 31, 1996, the Company estimates that use of approximately $2 million of its net operating loss carryforward is subject to such limitations. Additionally, gains from certain limited categories of licensing activities that may arise subsequent to October, 1993, could also result in the utilization of additional amounts of the carryforward. Losses generated subsequent to October, 1993, are not limited by the October, 1993 change in ownership. However, any future change in ownership may further restrict the ability to utilize tax carryforwards against future taxable income. To the extent that the Company sells additional equity securities or existing holders of equity securities sell such securities, an additional change in ownership could occur.

<Page 60>

3.  Lease Obligations

     Aprogenex has financed the acquisition of certain property and equipment through leases with various parties. These arrangements have been recorded as capital leases in the accompanying financial statements. During 1994, the Company executed a leasing arrangement to provide for financing of additional capital expenditures. The implicit interest rate of the lease will vary with fluctuations in three-year U.S. Treasury rates. At the end of the initial lease term, the Company may either purchase the equipment at approximately its fair market value or extend the lease for an additional twelve months. During July, 1994, the Company sold and leased back approximately $572,000 of its equipment acquired during 1994. This portion of the lease, including sales taxes, is subject to an implicit interest rate of 17%. No additional draws are allowed under this leasing facility.

     For additional consideration issued in connection with  leases, see Note
5. The carrying basis of the assets financed pursuant to these leases is as follows:

                                                         December 31,
                                                 ---------------------------
                                                     1995            1996
                                                 ------------    -----------
Property and equipment                           $    629,308    $   629,184
Less - Accumulated depreciation                      (231,389)      (358,167)
                                                 ------------    -----------
Net property and equipment                       $    397,919    $   271,017
                                                 ============    ===========

     Upon the expiration of the term under certain leases in 1993 and 1994, Aprogenex acquired the leased equipment for $54,000 and $17,000, respectively. During 1995, ownership of certain leased equipment reverted to the Company at the end of the lease term.

     At December 31, 1996, minimum lease payments under these capital leases are as follows:

   During 1997                                          $ 204,680
   Less - Amount representing interest (implicit
            rates ranging from  11.3% to 17.0%)            18,938
                                                        ---------
   Present value of remaining lease payments              185,742
   Less - Amount due within one year                      185,742
                                                        ---------
   Capital lease obligations,  net of current portion   $    --
                                                        =========

     The lease for the Company's office and laboratory space expires on July 31, 1997. Payments under this lease and other operating leases are expected to be approximately $80,000 in 1997. Aprogenex recognized $125,962, $147,579 and $139,758 in rental expense in 1994, 1995 and 1996, respectively.


4.  Convertible Notes

     During June, 1996, the Company issued $2,005,000 principal amount of Convertible Notes due on May 29, 1998 (the "Convertible Notes") and warrants to acquire 130,323 shares of Common Stock (the "1996 Warrants") for total consideration of $2,005,000. The Convertible Notes bear interest at the rate of 10% per annum, based on a 365 day year, compounded quarterly. Interest is payable at maturity or upon prepayment.

<Page 61>

     Convertible Notes in the principal amount of $70,000, $1,170,000 and $100,000 were acquired by a director of the Company, a shareholder of a company for whom the director is employed, and a director of this same company. Additionally, 1996 Warrants to acquire 4,550, 76,050 and 6,500 shares of Common Stock were acquired by these parties, respectively.

     The Company has the right to prepay principal and accrued interest upon twenty days notice to the holders of the Convertible Notes. However, the holders have the right to convert the Convertible Notes into Common Stock prior to such redemption as set forth below.

     The principal and accrued interest of the Convertible Notes become immediately due and payable upon the insolvency of the Company, the commission of any act of bankruptcy by the Company, the execution by the Company of a general assignment for the benefit of creditors, the filing by or against the Company of any petition in bankruptcy or any petition for relief under the provisions of the federal bankruptcy act or any other state or federal law for the relief of debtors and the continuation of such petition without dismissal for a period of 30 days or more, or the appointment of a receiver or trustee to take possession of the property or assets of the Company.

     The net proceeds from the sale of the Convertible Notes and the 1996 Warrants totaled approximately $1.8 million after deducting the expenses and fees related to the offering. A value of $65,000 was assigned to the 1996 Warrants, resulting in a discount of $65,000 assigned to the Convertible Notes. This discount is being amortized over the life of the Convertible Notes, of which $16,000 was recorded as interest expense during 1996. Additionally, interest on the Convertible Notes of $114,000 accrued through December 31, 1996 is payable at maturity and is included in the long-term liability in the accompanying balance sheet. Debt issuance costs of $106,000 are being amortized over the life of the Convertible Notes.

     The principal and accrued interest on the Convertible Notes are convertible into the Common Stock of the Company at the rate of one share of Common Stock for every $1.10 in principal and accrued interest, or approximately 1,926,000 shares of Common Stock as of December 31, 1996. On the twentieth business day prior to the maturity date of the Convertible Notes, the conversion price will be adjusted to the average of the closing price of the Common Stock on the American Stock Exchange (or such other trading forum as may be applicable at that time) for the ten trading days prior to such date if and only if such new conversion price is lower than the then-current conversion price. However, any such new conversion price shall not be less than 50% of the then-conversion price. The Convertible Notes also contain provisions to protect the holders against dilution by adjusting the number of shares issuable upon conversion thereof.

     For a description of the terms of the 1996 Warrants, See Note 5.


5.  Capital Stock

     Authorized Capital Stock - As of December 31, 1996, the authorized capital of the Company consisted of 20,000,000 shares of Common Stock, of which 5,225,498 shares were outstanding, and 11,200,000 shares of Preferred Stock, of which 880,000 have been designated as Series A Convertible Preferred Stock and of which 444,000 shares were outstanding. The Board of Directors, in its sole discretion, but subject to the limitations imposed by the terms of the Series A Convertible Preferred Stock, may determine dividend rights, dividend rates, conversion rights, voting rights, rights and terms of redemption, redemption prices, liquidation preferences, the number of shares

<Page 62>

constituting any additional series of Preferred Stock, and any other relative rights, preferences and limitations on that series.

     Registration Rights of Certain Securityholders - In connection with previous sales of securities, the Company granted registration rights to substantially all of its securityholders who acquired securities prior to October 15, 1993. Pursuant to these agreements, at the request of the holders of a majority of such securities, the Company must, at its expense, file up to two registration statements and an additional three registration statements on Form S-3 to effect the sale of Common Stock held by these securityholders. During 1994, the Company and holders of these registration rights amended their agreement to include in such registration rights the 125,000 shares of Common Stock issued in a technology acquisition described in
Note 9. Also, in connection with the initial public offering, the Company granted one demand registration right to one of the underwriters for warrants issued in connection with the offering. Additionally, all of these securityholders were granted limited rights to participate in other registration statements filed by the Company. In connection with both the acquisition of technology for 100,000 shares of Common Stock as described in
Note 9 and the sale of Common Stock warrants in 1995, the Company granted the limited right to participate in other registration statements filed by the Company. In connection with the sale of Common Stock, the sale of Series A Convertible Preferred Stock in 1995, and the issuance of the Convertible Notes in 1996, the Company filed Registration Statements on Form S-3 to register the resale of the Common Stock issued or to be issued upon conversion of the Series A Convertible Preferred Stock, Preferred Stock warrant and Convertible Note. One such Registration Statement also registered the resale of the 100,000 shares of Common Stock issued in the acquisition set forth above.

     Redeemable Convertible Preferred Stock Outstanding Prior to the Company's Initial Public Offering - On October 22, 1993, in connection with the closing of the Company's initial public offering, all outstanding shares of the four series of Redeemable Convertible Preferred Stock (the "Pre-IPO Preferred Stock") were automatically converted into 2,748,795 shares of Common Stock. Except for certain registration rights described above, all rights, preferences and privileges associated with the Pre-IPO Preferred Stock terminated upon the conversion. All warrants exercisable for shares of the Pre-IPO Preferred Stock automatically became exercisable for shares of Common Stock.

     On January 25, 1989, the Company sold Pre-IPO Preferred Stock for $500,000 in cash, or $.50 per share. The direct costs related to the issuance were $71,725. On January 25, 1990, the Company issued Pre-IPO Preferred Stock in exchange for the conversion of certain notes payable and related accrued interest totaling $2,094,518. On June 21, 1990, the Company effected a 2.03-to-one split of the Pre-IPO Preferred Stock which resulted in the issuance of an additional 1,062,736 shares. The Pre-IPO Preferred Stock was issued during 1991, 1992 and 1993. On October 25, 1991, 1,024,868 shares were issued in exchange for the conversion of certain notes payable and related accrued interest totaling $1,078,574 and cash of $305,001. The expenses of the transaction totaled $10,542. During February, 1992, Aprogenex sold 222,222 shares of Pre-IPO Preferred Stock for $300,000. In May, 1992, Aprogenex sold 3,346,422 shares of Pre-IPO Preferred Stock for $3,141,560 in cash and the conversion of certain notes payable and related accrued interest totaling $1,376,110. Direct costs related to the 1992 issuances were $24,668. See
Note 8. The Company issued an additional 12,500 shares of Pre-IPO Preferred Stock in February, 1993 for $16,875. On June 8, 1993, the Company sold 75,775 shares of Pre-IPO Preferred Stock for $660,000 in cash, or $8.71 per share. The direct costs related to the issuance were $37,146. As a result of certain anti-dilution provisions, these shares became convertible into a total of 75,949 shares of Common Stock, or an

<Page 63>

increase of 174 shares. The accompanying financial statements reflect the sale including the effect of the anti-dilution adjustment.

     All series of Pre-IPO Preferred Stock possessed mandatory redemption provisions. Prior to the automatic conversion into Common Stock, the difference between the issue price and the redemption price was accreted using the interest method. No redemption provisions survived the automatic conversion.

     Series A Convertible Preferred Stock Sold in 1995 -  During May,
1995, the Company sold 459,000 shares of a new class of preferred stock designated as the Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock was sold for $10 per share, and after deducting the placement agent's fees and the expenses of the offering, the net proceeds to the Company were approximately $3.9 million. Each share of Series A Convertible Preferred Stock has a liquidation preference of $13 per share, or a total liquidation preference of approximately $6.0 million.

     The shares of Series A Convertible Preferred Stock were initially convertible into Common Stock at the rate of 1.8182 shares of Common for each share of Series A Convertible Preferred Stock. During November, 1995, pursuant to the terms of the Series A Convertible Preferred Stock, the conversion rate was reset to 4.26 shares (i.e., a conversion price of $2.35 per share) of Common for every share of Series A Convertible Preferred Stock. During June, 1996, the conversion rate was reset to 4.98 shares (i.e., a conversion price of $2.01 per share) of Common for every share of Series A Convertible Preferred Stock (or a total of 2,211,120 shares of Common Stock upon conversion of all 444,000 shares of Series A Convertible Preferred Stock outstanding at December 31, 1996). The conversion price of the Series A Convertible Preferred Stock is subject to further adjustment for certain anti-dilution events. The Company can require the conversion of the Series A Convertible Preferred Stock into Common Stock if the closing price of the Common Stock exceeds 150% of the then-applicable conversion price for at least 20 days in any 30 day consecutive trading period.

     Each share of Series A Convertible Preferred Stock is entitled to voting rights equal to the as-converted number of Common shares. The holders of the Series A Convertible Preferred Stock are entitled to receive any separate dividend declared for such class or to share ratably on an as-converted basis in any dividend declared on the Common Stock. Additionally, the Series A Convertible Preferred Stock has the right as a class to approve certain matters, including (i) the creation of any class of stock on a parity with or superior to the Series A Convertible Preferred Stock as to liquidation preference or providing for certain dividends that are not otherwise payable to the Series A Convertible Preferred Stock holders; (ii) the payment of any dividend or distribution to the holders of Common Stock or any class of preferred stock prior to May 25, 1998; and (iii) certain amendments to the Company's charter and bylaws.

     As described below, the Company also issued warrants (the "Placement Agent Warrants") to purchase 45,900 shares of Series A Convertible Preferred Stock to certain persons designated by the placement agent in the offering.

     Notes Convertible Into Common Stock Sold in 1996 - During June, 1996, the Company issued the Convertible Notes convertible into the Common Stock of the Company. See Note 4.

     Common Stock -  The Company granted 8,678 options during 1990 and
8,677 options during 1991 to a director and consultant. These options were not issued under the 1990 Stock Option Plan, and were exercised in 1991 at an exercise price of $.29 per share. For the 1991 grant, the Company recorded related compensation expense of $5,000 during 1991.

<Page 64>

     During 1993 and 1994, certain of the options issued to the two founders of the Company were exercised and 205,078 shares of Common Stock were issued at the exercise price of $.144 per share.

     During July, 1993, the Company granted the holders of warrants to acquire 27,500 shares of Common Stock the right to exchange the warrant for Common Stock equal to the net value of the warrants based upon the initial public offering price. This warrant was exercised on October 19, 1993, in exchange for 8,916 shares of Common Stock.

     On October 15, 1993, the Company issued 1,250,000 shares of Common Stock in an underwritten public offering. The offering price to the public was $8.75 per share, and the net proceeds to the Company were $9,278,036, after deducting underwriters' discounts and commissions, an expense allowance to the underwriter, and out-of-pocket expenses of $636,964. On December 2, 1993, the underwriters exercised in part their over-allotment option and acquired 85,000 shares of Common Stock. The net proceeds to the Company were $664,127, after deducting underwriters' discounts and commissions, an expense allowance to the underwriter, and out-of-pocket expenses of $7,373.

     During October, 1993, the Company retired the 34,710 shares of Common Stock held in treasury.

     During April, 1994, the Company issued 100,000 shares of Common Stock and warrants to acquire 100,000 shares of Common Stock for an exercise price of $16 per share to acquire certain technology. See Note 7.

     During August, 1994, the Company issued 125,000 shares of Common Stock to acquire certain rights to its previously licensed core technology. See Note 9.

     During May, 1995, the Company sold 144,300 shares of Common Stock and warrants to purchase 28,860 shares of Common Stock. These securities were sold in units of one share of Common Stock and one-fifth of a warrant at a price of $4.50 per unit. The net proceeds to the Company were $567,000 after deducting brokerage fees and other expenses. In October, 1995, the Company's Registration Statement on Form S-3 to register the resale of the Common Stock acquired in the offering became effective. In addition to the shares sold in the offering, the Registration Statement also registered the resale of 100,000 shares of Common Stock acquired in an acquisition of technology. See Note 9.

     Warrants and Options to Acquire Common Stock - The following table sets forth the outstanding warrants and options to acquire Common Stock or Series A Convertible Preferred Stock as of December 31, 1996:

                                                            Number of Common
                                                         or Common Equivalent
                                                               Shares at
                                                           December 31, 1996
                                                          -------------------
Warrants to acquire Common Stock at $5.67
  per share issued in connection with the 1993
  Bridge Loans, currently exercisable, expiring
  on October 22, 1998                                           144,586

Warrants to acquire Common Stock at $8.01 per
  share, issued to an underwriter in the initial
  public offering, currently exercisable, expiring
  on October 14, 1998                                           147,424

<Page 65>

Warrants to acquire Common Stock (formerly Pre-IPO
  Preferred Stock) at $2.881 per share issued to an
  equipment lessor, currently exercisable, expiring
  on March 27, 2000                                              10,665

Warrants to acquire Common Stock at $16 per share
  issued in a technology acquisition, currently
  exercisable, expiring on April 15, 1998                       100,000

Warrants to acquire Common Stock at $7.24 per share
   issued in connection with an equipment lease,
  currently exercisable, expiring on June 30, 1999               15,951

Warrants to acquire Common Stock at prices ranging
  from $3.00 to $7.25 per share issued in connection
  with a financing, currently exercisable, expiring
  on March 31, 1997.                                             28,860

Warrants to acquire Common Stock at $1.10 per share
  issued in conjunction with the sale of Convertible
  Notes, expiring on May 28, 1999                               130,323

Warrants to acquire 45,900 shares of Series A Convertible
   Preferred Stock at $11.00 per share (or $2.21 per
   Common equivalent share), currently exercisable,
   expiring on May 26, 2000; such shares of Series A
   Convertible Preferred Stock are convertible into
   4.98 shares of Common Stock                                  228,582

Options to acquire Common Stock issuable under the
   Directors' Stock Option Plan, immediately exercisable,
   expiring five years from date of grant                       112,000

Options to acquire Common Stock at various prices issued
   to employees and consultants under the 1990 Stock
   Option Plan, vesting over various periods, expiring
   three to ten years from the date of grant                    184,788

     During May, 1993 the Company issued warrants to acquire 104,124 shares of Common Stock in connection with certain loans from investors. The warrants associated with the loans were initially exercisable at 90% of the offering price of the Company's initial public offering, or $7.875 per share, subject to anti-dilution adjustments for future issuances of securities. These warrants were valued at $30,000. See Note 8. During 1995 and 1996, as a result of anti-dilution adjustments triggered by the sale of Common Stock, Series A Convertible Preferred Stock, Convertible Notes and related warrants, the number of shares and the exercise price per share was adjusted to 144,586 and $5.67, respectively.

     In connection with the sale of Pre-IPO Preferred Stock in June, 1993, the Company sold two warrants to acquire 69,045 shares of Common Stock, formerly Pre-IPO Preferred Stock, for $40,000 in cash. The warrants were exercisable at $8.69 per share, reflecting certain anti-dilution adjustments, and both expired unexercised.

     In connection with the Company's initial public offering, on October 22, 1993, the Company sold for $100 in cash warrants to acquire 100,000 shares of
Common Stock to one of the underwriters.   The exercise price was initially
$11.81 per share, subject to certain anti-dilution adjustments for future issuances of securities. During 1995 and 1996, as a result of anti-dilution adjustments triggered by the sale of Common Stock, Series A Convertible Preferred Stock, Convertible Notes and related warrants, the number of shares

<PAGE 66>

and the exercise price per share was adjusted to 147,424 and $8.01, respectively.

     In connection with the acquisition of a research program, the Company issued to the seller options to acquire 100,000 shares of Common Stock. The warrants are exercisable on or before April 15, 1998, at a price of $16.00 per share. The warrants do not bear registration rights, but may be exercised on a "net exercise" basis. See Note 9.

     In connection with the execution of a capital equipment leasing facility in June 1994, the Company granted the lessor a warrant to acquire 11,000 shares of Common Stock. The exercise price was initially $10.50 per share, subject to certain anti-dilution adjustments for future issuances of securities. During 1995 and 1996, as a result of anti-dilution adjustments triggered by the sale of Common Stock, Series A Convertible Preferred Stock, Convertible Notes and related warrants, the number of shares and the exercise price per share was adjusted to 15,951 and $7.24, respectively.

     In connection with the sale of Common Stock in 1995, the Company issued warrants to acquire 28,860 shares of Common Stock. The warrants originally were exercisable at $7.25 per share at any time until March 31, 1997. During 1995, the terms of certain of the warrants were amended to reduce the exercise price to $3.00 per share. The holders of the warrants have "piggyback" registration rights to require the Company to include the Common Stock underlying such warrants in certain registration statements filed by the Company.

     In connection with the sale of the Series A Convertible Preferred Stock in 1995, the Company issued warrants to purchase 45,900 shares of Series A Convertible Preferred Stock to certain persons designated by the placement agent in the offering. The Placement Agent Warrants are currently exercisable until May 25, 2000 at a price of $11.00 per share of Series A Convertible Preferred Stock, subject to certain anti-dilution adjustments for future issuances of securities.

     In connection with the sale of Convertible Notes in 1996, the Company issued warrants to acquire 130,323 shares of Common Stock (the "1996 Warrants"). The 1996 Warrants are exercisable on or before May 28, 1999, at a price of $1.10 per share. The holders of the warrants have "piggy back" registration rights to require the Company to include the Common Stock underlying such warrants in certain registration statements file by the Company.

     In June, 1994, the Company established the Directors' Stock Option Plan for non-management members of the Board of Directors, and amended the plan in June, 1996 (the "Director's Plan). The plan currently provides for the grant of an option to acquire 10,000 shares of Common Stock to each non-employee director upon their initial selection or appointment. The exercise price of the option is the closing market price of the Company's Common Stock on the date of grant, and the option is exercisable in annual increments on the first and second anniversary of the date of grant, unless previously forfeited as a result of termination of service as a director. The option expires five years from the date of grant. Additionally, under previous provisions of the Plan, options issued to directors for services rendered in 1994, 1995, and 1996, were fully vested and expire five years from the date of grant.

     During 1990, the Company established the 1990 Stock Option Plan (the "1990 Plan") covering employees of and consultants to the Company. The 1990 Plan provides for the granting of options, either incentive or nonstatutory, to purchase up to 347,100 shares of the Company's common stock. The purchase price shall be no less than the fair value at the date of the grant for

<Page 67>

incentive stock options and no less than 85 percent of the fair market value at the date of the grant for nonstatutory options. Options granted generally have terms ranging from three years to ten years and generally are exercisable over periods from three to five years from the date of grant.

     For certain options granted during the twelve months prior to the Company's initial public offering, the Company recognized as compensation expense the excess of the deemed value for accounting purposes of the common stock on the date the options were granted over the aggregate exercise price of such options. This compensation expense was amortized ratably over the vesting period of each option. The Company recorded $94,300 of deferred compensation for options granted during 1992, of which $10,800, $54,600 and $28,900 was recognized as expense during the years ended December 31, 1992, 1993 and 1994, respectively.

     During 1995, certain options previously granted during 1994 and 1995 were amended by reducing the exercise price under the option to prices approximating a small premium to then-current market prices. The options before amendment provided the right to acquire up to 89,500 shares of Common Stock at exercise prices ranging from $7.75 to $11.50 per share. As amended, the options provide for the right to acquire up to 89,500 shares of Common Stock at an exercise price of $4.00 per share.

     During 1996, certain options previously granted during 1995 were amended by reducing the exercise price and modifying the vesting provisions. The options before amendment provided the right to acquire 70,000 shares of Common Stock at exercise prices ranging from $1.50 to $4.00 per share, generally vesting over a four year period or having various performance provisions. As amended, the option provided for the right to acquire 70,000 shares of Common Stock at an exercise price of $1.50 per share, exercisable over a two year period.

<Page 68>

     The following is a summary of options outstanding under the 1990 Plan and Director's Plan during the periods:

                                             1992 Plan                           Director Plan
                                           -------------                       -----------------
                                                       Wtd Avg.                              Wtd Avg
                                      Options       Exercise Price           Options      Exercise Price
                                    -----------     --------------         -----------    --------------
Balance, December, 1993                 170,889             $ 1.10                --            $   --
Granted                                  80,500               9.93              32,800              7.69
Forfeited                                (2,765)               .79                --                --
Exercised                               (18,757)               .43                --                --
                                    -----------                            -----------
Balance, December, 1994                 229,867               4.25              32,800              7.69
Granted, including options repriced     246,400               4.32              18,400              1.75
Options repriced                        (89,500)              9.65                                  --
Forfeited                               (84,360)              4.00                                  --
Exercised                               (89,716)               .68                                  --
                                    -----------                            -----------
Balance, December 31, 1995              212,691               3.66              51,200              5.55
Granted, including options repriced     240,000               1.46              60,800              1.12
Options repriced                        (70,000)              2.70               --                 --
Forfeited                              (196,250)              2.62               --                 --
Exercised                                (1,653)               .55               --                 --
                                    -----------                            -----------
Balance, December 31, 1996              184,788               2,39             112,000              3.15
                                    ===========                            ===========
Exercisable at:
    December 31, 1994                  $105,296               1.43              32,800             $7.69
    December 31, 1995                   112,075               4.90              51,200              5.55
    December 31, 1996                    78,615               3.34              52,200              5.48

<Page 69>

The Company accounts for its employee stock based compensation plans under Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, deferreded compensation expense is recorded for stock options granted under the 1990 Plan and the Director's Plan based on the excess of the market value of the Common Stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation is amortized over the vesting period of each option. As the exercise price of options granted under the 1990 Plan and the Director's Plan has been equal to or greater than the market price of the Company's Common Stock on the date of grant, no compensation expense related to these plans has been recorded.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") which required adoptees to record stock-based compensation at fair value, where such fair value is determined using various option pricing formulas commonly used in financial markets. The Company is required to adopt the provisions of SFAS 123 for options granted other than to employees or directors. For employees and directors, the Company will continue to account for grants under the provisions of APB 25. A substantial portion of the options granted in 1995 and 1996 had exercise prices in excess of the market price on the date of grants resulting in insignificant values being attributed to such options under the provisions of SFAS 123. On a pro forma basis, net loss and net loss per Common Share for 1995 and 1996 computed applying the provisions of SFAS 123 would be substantially the same as reported under APB 25. However, because SFAS 123 was not applied to options granted prior to 1995, and 1995 and 1996 grants had exercise prices in excess of then-current market prices, such pro forma results may not be representative of that to be expected in future years.
The fair value of each option grant was established on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the option grants in 1995 and 1996: weighted average risk-free interest rate of 6.01 percent; no expected dividends;and an expected life of 5 years.

6.  Genetics Collaborations

     During 1996, the Company entered into separate collaborations with AmCell Corporation and BioSeparations, Inc. for the supply of components to these companies for prenatal genetics tests under development. The agreements provide that the Company will provide DNA probes to each company for incorporation into prenatal genetic testing systems that may be developed by each company. The Company does not expect any significant revenues from these collaborations until, if ever, either company successfully completes its development activities, obtains any regulatory approvals required, and achieves market acceptance of its products.


7.  Commitments and Contingencies

     The Company previously had licensed certain proprietary technology from a private research foundation and was required to pay royalties equal to 3.75 percent of revenues earned on products produced and sold using this technology. During August, 1994, the Company acquired the patent rights of the private research foundation, and reduced its royalty obligation to approximately 2.5 percent of revenues earned on products produced and sold using this technology. See Note 9. Also during 1994, the Company licensed an issued United States patent relating to the use of certain compounds to enhance in situ hybridization technology. The Company must pay a royalty of three percent of its sales in the United States that incorporate the licensed technology, subject to a minimum annual royalty beginning in 1996 of amounts increasing stepwise from $10,000 to $20,000. The Company paid royalties of $90 and $10,000 for 1995 and 1996 under this license. See Note 9.

<Page 70>

     The Company is subject to numerous risks and uncertainties because of the nature of and status of its operations as well as because of its financing efforts. The Company maintains insurance coverage for events and in amounts that it deems appropriate. There can be no assurance that the level of insurance maintained will be sufficient to cover any claims incurred by the Company or that the type of claims will be covered by the terms of insurance coverage. See Note 10.

     On April 3, 1996, the Board of Directors elected David Leech to the Board of Directors and approved a consulting arrangement with Mr. Leech wherein he would also assume the duties of Acting President and Chief Executive Officer of the Company. The consulting agreement with Mr. Leech had a six month term commencing April 1, 1996 and is currently being extended on a month to month basis. Either the Company or Mr. Leech may terminate the arrangement upon thirty days notice to the other party. The agreement provides for a consulting fee of $10,000 per month and a performance bonus of up to a maximum of $250,000 if certain corporate objectives are achieved.

8.  Transactions with Affiliates

     During January and March, 1992, Aprogenex borrowed $1,363,048 from certain of its investors through convertible promissory notes bearing interest at 8.5 percent and 10.0 percent, respectively. The principal and accrued interest of $13,062 were converted into Pre-IPO Preferred Stock in May, 1992. An additional $11,407 in interest was paid on these notes. See Note 5.

     During January and February, 1992, the Company borrowed $13,200 from a shareholder and officer of the Company under three notes bearing interest at
3.52 percent. The principal and $31 of accrued interest were repaid in March, 1992.

     During May, 1993, existing investors loaned the Company $600,000 under notes due May 31, 1994 (the "Bridge Loans"), bearing interest at 10% per annum and bearing detachable warrants. The notes and $26,795 of accrued interest were repaid with the proceeds of the initial public offering during October, 1993. After consideration of the value of the combined securities issued to the noteholders, the warrants were valued at $30,000, and the Bridge Loans were recorded net of this $30,000. This discount and the $32,343 of issue costs were amortized over the term of the Bridge Loans. See also Note 5.

     In December, 1993, the Company engaged a Director of the Company to assist it in establishing collaborative arrangements for the commercialization of infectious disease applications for its technology. The Director was granted a vested three-year option to acquire 8,600 shares of Common Stock at $8.75 per share and received a monthly retainer of $7,500 commencing in January, 1994. This retainer was to be recouped from any future incentive payments to the Director, which consist of a varying percentage (ranging from 5% of the first $1 million to 1% of amounts over $5 million) of cash proceeds to the Company from these collaborative activities. During April, 1994, the Company terminated this relationship, but the Company continues to be obligated for the future incentive payments if the Company consummates a transaction with certain entities contacted by the Director. The Director was paid $31,321 under this agreement, including $1,321 of expenses.

     During June, 1996, a director of the Company and certain of his related parties purchased Convertible Notes and 1996 Warrants. See Note 4.

<Page 71>

9.  Acquisitions of Technology

     MediGene Acquisition -   During 1994, the Company acquired all of the
assets of the research program of MediGene, Inc. ("MediGene") involved in fetal cell isolation. The Company paid cash in the amount of $185,000 and issued 100,000 shares of its Common Stock, $.001 par value, and four-year warrants to acquire 100,000 shares of its Common Stock at $16.00 per share in exchange for the assets and assumed certain liabilities associated with the assets. As of the date of acquisition by the Company, the research had not resulted in a commercial product.

     In connection with the acquisition, the Company acquired tangible equipment with an estimated market value of $219,200 and assumed $202,600 of debt under an equipment financing facility related to the equipment. The debt was retired in May, 1994.

     Based on the closing price of the Company's Common Stock on the American Stock Exchange immediately preceding the announcement of the acquisition, or $11.50 per share, the value of the consideration paid by the Company, excluding the liabilities assumed and the legal costs associated with the acquisition, was $1,435,000. See Note 5. Approximately $1.5 million of the purchase price was allocated to the patent applications, licenses and research results, $219,200 was allocated to the equipment, and a liability of $202,600 was recorded. The $1.5 million of consideration allocated to the patent applications, licenses and research results was expensed in the second quarter of 1994 as the cost of an acquired research program.

     Of the 100,000 shares of Common Stock and warrants to acquire 100,000 shares of Common Stock, 20,000 shares and warrants to acquire 20,000 shares (together, the "Escrow Shares") were placed in escrow pending the resolution of certain matters. During 1995 and 1996, the Escrow Shares were distributed to MediGene.

     Clayton Patent Rights Acquisition - During 1994, the Company acquired the interest of Clayton Foundation for Research ("Foundation") and Research Development Foundation ("RDF", and collectively with Foundation, "Clayton") in a U.S. patent, certain U.S. patent applications and their foreign counterparts previously licensed to the Company in 1989 pursuant to a worldwide, exclusive license (the "License"). The Company issued 125,000 shares of newly issued Common Stock, $.001 par value, in exchange for Clayton's royalty interest in the patents and patent applications. By acquiring Clayton's interest in the License, the Company has acquired direct ownership of its core technology patent and patent applications.

     Clayton's interest in the License consisted principally of the royalty of 2.50% of the Company's gross revenues payable to RDF before the recovery of Clayton's costs in seeking approval of and maintaining the patents (estimated to be approximately $600,000 as of July 1, 1994) and 1.25% after such cost recovery. As a result of the acquisition, this royalty is no longer payable by the Company. Additionally, the Company assumed the obligation to pay for costs of filing new patent applications, prosecuting new and existing patent applications, defending against claims against its patents and pursuing infringements of its patents by others. The Company also agreed to indemnify Clayton from claims arising after July 1, 1994.

     In addition to the 125,000 shares of newly issued Common Stock, the Company incurred an estimated $10,000 in costs associated with the acquisition. The Company also granted RDF the right to share in the registration rights granted to certain previous investors in the Company.

     The closing price of the Company's Common Stock on the American Stock Exchange on August 4, 1994, which was immediately prior to the acquisition,

<Page 72>

was $9.375 per share. Accordingly, the value of the consideration paid by the Company was $1.2 million, including the estimated $10,000 in costs associated with the transaction. The Company expensed the approximately $1.2 million cost during the third quarter of 1994, as the cost of acquired research and development efforts.

     Additional License -  During 1994, the Company licensed an issued
United States patent relating to the use of certain compounds to enhance in situ hybridization technology. The license extends for the life of the patent. In exchange for the license, the Company paid cash of $50,000 and must pay a royalty of three percent of its sales in the United States that incorporate the licensed technology, subject to a minimum annual royalty beginning in 1996 of amounts increasing stepwise from $10,000 to $20,000. The $50,000 payment was expensed in 1994.

10.  Litigation

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

     The plaintiffs in this lawsuit allege that the defendants (the Company and certain current and former officers and directors) employed devices, schemes and artifices to defraud; made untrue statements of material fact or omitted to state material facts necessary in order to make statements made, in light of the circumstances under which they were made, not misleading; or engaged in acts or practices in a course of business that operated as a fraud or deceit upon plaintiff and others similarly situated in connection with their purchases and sales of Aprogenex stock and that such alleged actions violated Section 10b of the Securities Exchange Act of 1934 and Rule 10b 5 promulgated thereunder. The plaintiffs have requested damages, costs of suit and such other and further relief, at law or in equity, to which they may be entitled and have alleged aggregate net losses in excess of $175,000. The Company plans to contest the case vigorously. Any adverse result from a litigation may have a material impact on the Company's financial position.


11.  Quarterly Financial Data (Unaudited)

     The following table presents summary unaudited financial data for the years ended December 31, 1994, 1995 and 1996. The Company believes that this information reflects all adjustments, consisting of only normal recurring items, considered necessary for a fair presentation of the quarterly financial information presented. The operating results for any quarterly period are not necessarily indicative of the results that may be expected for future periods.

<Page 73>

                          First        Second          Third         Fourth
                         Quarter       Quarter        Quarter        Quarter
                       ----------    ----------      ----------    ----------
                                (In thousands except per share amounts)
    1994
  --------
Revenues               $     --      $     --        $    --        $    --
Net loss               $   (1,491)   $   (3,406) (a) $  (2,770) (b) $  (1,735)
Net loss per
  Common share         $     (.32)   $     (.72)     $    (.57)     $    (.35)

    1995
  --------
Revenues               $     --      $        8      $      18      $      13
Net loss               $   (1,447)   $   (1,438)     $  (1,228)     $  (1,164)
Net loss per
  Common share         $     (.29)   $     (.29)     $    (.24)     $    (.22)

    1996
  --------
Revenues               $       17    $       13      $      16      $      17
Net loss               $     (776)   $     (797)     $    (753)     $    (612)
Net loss per
  Common share         $     (.15)   $     (.15)     $    (.14)     $    (.13)

(a) The loss for the second quarter of 1994 includes approximately $1.5 million expensed in connection with the acquisition of technology. See Note
9.

(b) The loss for the third quarter of 1994 includes approximately $1.2 million expensed in connection with the acquisition of certain patent rights.
See Note 9.

<Page 74>
                            SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1997.

                                        APROGENEX, INC.

                                        BY: /s/ David M. Leech
                                          -----------------------------
                                          David M. Leech
                                          President and Chief Executive
                                          Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATED: March 28, 1997                   BY: /s/ David M. Leech
                                          ----------------------------
                                          David M. Leech
                                          President and Chief Executive
                                          Officer

DATED: March 28, 1997                   BY: /s/ J. Donald Payne
                                          ---------------------------
                                          Director

DATED: March 28, 1997                   BY: /s/ Terry W. Ward
                                          ---------------------------
                                          Director

<Page 75>


Index to Exhibits


           Exhibit
           Number            Description
           -------           -----------

           10.2(c)           Third Amendment to Lease Agreement       Page 76

           23.1              Consent of Independent Public
                                Accountants                           Page 77

           27                Financial Data Schedule                  Page 78






