Form 10-Q
period 1996-09-01
APROGENEX INC
filed 1997-05-15
CIK 907285

<Page 1>
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                           FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



         For the quarterly period ended March 31, 1997



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

As of April 30, 1997, there were 5,225,498 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):
                               YES:      NO: X




       Total number of pages in this document: 13.
       Exhibit Index is located on page: 13.

<Page 2>
                     PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                         Aprogenex, Inc.
         (A Delaware Corporation in the Development Stage)
                         Balance Sheets

                                                 December 31,      March 31,
                                                    1996             1997
(Unaudited)
     ASSETS                                      -----------     -----------
Current assets:
  Cash and cash equivalents                      $   327,400     $   241,516
  Accounts receivable and prepaid expenses           115,655          97,767
                                                 -----------     -----------
      Total current assets                           443,055         339,283
Property and equipment, net                          614,279         538,331
Other assets, net                                     96,632          80,905
                                                 -----------     -----------
                                                 $ 1,153,966     $   958,519
                                                 ===========     ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                               $   111,626     $   138,638
  Accrued liabilities                                166,583         198,089
  Capital lease obligations                          185,742         136,713
                                                  ----------      ----------
  Total current liabilities                          463,951         473,440

Convertible Notes Payable, including
  accrued interest                                 2,069,126       2,128,907

Commitments and contingencies

Stockholders' equity:
  Undesignated Preferred Stock, 10,320,000 shares
    authorized, none issued                              --              --
  Series A Convertible Preferred  Stock, $.001
    par value; 880,000 shares authorized; 444,000
    shares issued and outstanding; liquidation
    preference of $13 per share (aggregating
    to $5,837,000)                                       444             444
  Common Stock, $.001 par value; 20,000,000 shares
    authorized; 5,225,498 shares
    issued and outstanding                             5,226           5,226
  Additional paid-in capital                      27,312,410      27,312,410
  Deficit accumulated during the
    development stage                            (28,941,077)    (29,205,794)
  Warrants to purchase Common and Preferred Stock    243,886         243,886
                                                 -----------     -----------
Total stockholders' deficit                       (1,379,111)     (1,643,828)
                                                 -----------     -----------
                                                 $ 1,153,966     $   958,519
                                                 ===========     ===========

The accompanying notes are an integral part of these financial statements.

<Page 3>
                         Aprogenex, Inc.
        (A Delaware Corporation in the Development Stage)
                   Statements of Operations
                               (Unaudited)

                                                                  For the
                                                                Period From
                                                                 Inception
                                           For the Three        (January 25,
                                       Months Ended March 31,  1989) Through
                                      ------------------------    March 31,
                                         1996         1997          1997
                                      -----------  -----------  ------------
Revenues:
 Product Sales                        $    17,345  $    30,362  $    132,131
 License and Development Revenue              --       379,700       379,000
 Other Revenues                               --           --        142,085
                                      -----------  -----------  ------------
Total revenues                             17,345      410,062       653,906
                                      -----------  -----------  ------------
Costs and expenses:
 Research and development                 520,697      295,086    17,391,840
 Selling, general and administrative      269,543      311,730    11,379,073
                                      -----------  -----------  ------------
Total costs and expenses                  790,240      606,816    28,770,913
                                      -----------  -----------  ------------
Loss before interest and other           (772,895)    (196,734)  (28,117,007)
Interest expense                          (15,498)     (67,685)     (829,111)
Interest income and other, net             12,617         (278)      672,979
                                      -----------  -----------  ------------
Net loss                              $  (775,776) $  (264,717) $(28,273,139)
                                      ===========  ===========  ============
Net loss per Common share                  $ (.15)      $ (.05)
                                      ===========  ===========
Shares used in computing net
  loss per Common share                 5,179,248    5,225,498
                                      ===========  ===========

The accompanying notes are an integral part of these financial statements.

<Page 4>
                          Aprogenex, Inc.
         (A Delaware Corporation in the Development Stage)
                     Statements of Cash Flows
                            (Unaudited)

                                                                  For the
                                                                Period From
                                                                 Inception
                                           For the Three        (January 25,
                                       Months Ended March 31,   1989)Through
                                      ------------------------    March 31,
                                         1996         1997          1997
                                      -----------  -----------  ------------
Operating Activities:
Net loss                              $  (775,776) $  (264,717) $(28,273,139)
Adjustments to reconcile to net cash
  used by operating activities -
  Depreciation  and amortization           88,493       91,676     2,128,578
  Interest expense accrued on
    Convertible Notes, payable in 1998        --        52,223       165,732
  Amortization of discount
    on Convertible Notes                      --         7,558        23,175
  Amortization of deferred compensation
    related to certain stock options          --           --         94,300
  Interest expense on notes payable
    converted into preferred stock            --           --        186,154
  Issuance of common stock, options, or
    warrants for services                     --           --         48,295
  Non-cash portion of technology
    acquisitions                              --           --      2,421,875
  Changes in assets and liabilities-
    (Increase) decrease in prepaid
    expenses, receivables and other        27,393       17,888      (118,331)
  Increase (decrease) in accounts
    payable and accrued liabilities      (231,187)      58,517       336,726
                                      -----------  -----------  ------------
Net cash used by
  operating activities                   (891,077)     (36,855)  (22,986,635)
                                      -----------  -----------  ------------

Investing Activities:
Purchases of marketable securities            --           --     (5,018,891)
Disposition of marketable securities          --           --      5,018,891
Purchases of property and equipment        (2,751)         --     (2,239,113)
Proceeds from sale-leaseback agreement        --           --        982,416
Deferred organization costs                   --           --         (1,788)
                                      -----------  -----------  ------------
Net cash used by
  investing activities                     (2,751)         --     (1,258,485)
                                      -----------  -----------  ------------

                                (Continued)

The accompanying notes are an integral part of these financial statements.

<Page 5>
                          Aprogenex, Inc.
         (A Delaware Corporation in the Development Stage)
                Statements of Cash Flows (Continued)
                            (Unaudited)

                                                                  For the
                                                                Period From
                                                                 Inception
                                           For the Three        (January 25,
                                       Months Ended March 31,   1989)Through
                                      ------------------------    March 31,
                                         1996         1997          1997
                                      -----------  -----------  ------------
Financing Activities:
Net proceeds from sale of
  preferred stock                     $       --   $       --   $  8,676,736
Net proceeds from sales of
  common stock                                --           --     10,511,178
Net proceeds from sales of
  Convertible Notes                           --           --      1,834,318
Exercise of stock options                     915          --        110,087
Proceeds from sale of warrants                --           --        183,886
Principal payments under
  capital lease obligations               (41,524)     (49,029)   (1,186,367)
Borrowings under notes payable
  converted into preferred stock              --           --      4,363,048
Net borrowings under Bridge Loans             --           --        570,000
Repayment of Bridge Loans                     --           --       (570,000)
Purchase of treasury stock                    --           --         (6,250)
                                      -----------  -----------  ------------
Net cash provided (used)
  by financing activities                 (40,609)     (49,029)   24,486,636
                                      -----------  -----------  ------------
Increase (decrease) in cash
  and cash equivalents                   (934,437)     (85,884)      241,516
Cash and cash equivalents, beginning
  of period                             1,301,934      327,400           --
                                      -----------  -----------  ------------
Cash and cash equivalents,
  end of period                       $   367,497  $   241,516  $    241,516
                                      ===========  ===========  ============

The accompanying notes are an integral part of these financial statements.

<Page 6>
              Condensed Notes to Financial Statements

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

The Company estimates that, as of March 31,1997, it has cash resources to fund its normal operations into June of 1997. Accordingly, the Company will require additional funding to complete its product development activities or to sustain operations through the commercialization of such products. The Company from time to time is engaged in activities to raise funds through the sale of equity or debt or the license of portions of its technology. The ability of the Company to continue its activities, to realize or recover its investment in property and equipment, or to continue as a going concern is dependent upon its ability to obtain additional funding. There can be no assurance that the Company will be able to obtain such funding or, if such funding is obtained, the terms or conditions of such funding.

As previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, the opinion of Arthur Andersen LLP, the independent public accountants for the Company, included an explanatory fourth paragraph that indicated that the Company's continued operations is dependent upon its ability to obtain additional working capital to complete the research and development and other activities and to attain successful future operations.


2.  Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. This financial information should be read in conjunction with the Financial Statements included within the Company's Form 10-KSB for the year ended December 31, 1996.
In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of financial position and the results of operations for the periods presented.


<Page 7>
3.  HIV Collaboration

During March, 1997, the Company signed a licensing and co-development agreement with Centocor, Inc. ("Centocor") to further develop HIV products for use in the detection of viral load utilizing non-flow cytometry technologies. The Company granted Centocor an exclusive worldwide license for the right to use and sell the license products. As consideration for this license the Company received a one-time cash payment in the amount of $250,000 During March, 1997, Centocor also reimbursed the Company $55,700 related to co-development costs pursuant to this agreement.

While this agreement supports the HIV technological approach; provides the Company enough cash to support operations into June 1997; and provides long term revenue potential via milestones and royalties, it is still years away from FDA approval and will not provide sufficient funds over the next 2 to 3 years to support the continued operations of the Company.


4.  Net Loss Per Share

In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Aprogenex will adopt the provisions of the new statement, changing from its current method of accounting for net loss per share as set forth in APB Opinion No. 15, for interim and annual periods ending after December 15, 1997. Adoption of Statement No. 128 will require retroactive revision of the presentation of net loss per share in historical financial statements. The Company's net loss per share presented in the accompanying financial statements as calculated under the provisions of APB Opinion No. 15 are the same as those had basic net loss per share under Statement No. 128 been presented. Additionally, net loss per shares as presented herein are also the same as those had diluted net loss per share under the provisions of Statement No. 128 been presented, since the Company's outstanding stock options would not have been included in the calculation because their effect would have been anti-dilutive.

5.  Litigation

In September, 1996, a lawsuit styled Roy Fugman, Marilyn Fugman, Lillian O. Fugman, and The Estate of George Oskvarek v. Aprogenex. Inc., Joel Bresser, J. Donald Payne and Luis Cantarero was filed in United States District Court for the Northern District of Illinois. See Part II, Item 1. "Legal Proceedings."



Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

At March 31, 1997, the Company had cash resources of $241,516 available to it and had net working capital deficit of $134,157.

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

The Company has expended and is expected to continue to expend in the future substantial funds to license or acquire additional technologies or products, to continue the research and development of its existing products which are in various stages of development or of new products, conduct clinical investigations, make capital expenditures, and manufacture and market its products. Additional amounts will be expended in research activities, continuing development of products, testing of these existing and other products in field trials and clinical investigations, seeking regulatory approval of successfully tested products, and the manufacturing and marketing of products approved for sale. If regulatory approvals are obtained, the Company expects to expend substantial funds on marketing and distribution activities. The amount and timing of anticipated expenditures will depend upon numerous factors both within and outside the Company's control. Factors within the Company's control include the number of products under development, the timing of the commencement of clinical investigations and regulatory filings, and the extent of pre-marketing or marketing activities. Factors generally beyond the control of the Company include the results of research and development activities, the extent
<Page 8>
of clinical investigations and the regulatory process to obtain FDA or other approvals of products and technological advances of, and products developed by, its competitors. Moreover, even if the Company's activities are successful, the ability to generate income from the sale of products will be dependent upon, among other things, acceptance of products by customers, access to distribution channels for products and the Company's ability to obtain reimbursement approval from government and third-party payers. The necessity for instrumentation to be used with the Company's diagnostic products may also affect capital requirements. See Note 1 of "Condensed Notes to Financial Statements" elsewhere herein.

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

The Company's cash and marketable securities as of March 31, 1997, are expected to be used as set forth in "Plan of Operations" below. The Company anticipates that its resources will be sufficient to fund its activities into June 1997. The report of the Company's independent auditors on the financial statements for the year ended December 31, 1996 included an explanatory paragraph with respect to the need for future financing. The Company is seeking additional financing by June 1997 to fund its operations during 1997 and into 1998.

The Company will seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. If additional funds are raised by issuing equity securities, dilution to stockholders is expected to occur. The Board of Directors of the Company is empowered, without stockholder approval (other than in certain cases approvals of the holders of the Series A Convertible Preferred Stock), to issue additional shares of Series A Preferred Stock or other series of preferred stock with dividend, liquidation, conversion, voting and other rights that could adversely affect the voting power or other rights of the holders of the Company's securities. If debt securities are issued, a portion of the Company's cash flow will have to be dedicated to payment of principal and interest on such indebtedness and the Company may be subject to certain restrictive financial and operating restrictions in the agreements and instruments relating to such indebtedness. The Company believes that any additional financing will require the Company to induce conversion of the Company's outstanding Series A Preferred Stock and the Convertible Notes into the Company's Common Stock. Such conversion is expected to be at or below the then current market price of the Company's Common Stock and would result in a substantial increase in the Company's outstanding Common Stock, resulting in additional dilution to Common stockholders.

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

The Company from time to time engages in discussions with diagnostic companies regarding collaborative arrangements for the development and sale of applications of the Company's technology which, depending upon the terms and requirements of such arrangements, could expand the Company's research activities. Such arrangements, if consummated, could significantly reduce the amount of capital that would be required for the development and commercialization of certain applications. It is possible, however, that the net proceeds ultimately derived from any such arrangement could be less than would be the case if the Company undertook and completed development of
<Page 9>
such products itself. There can be no assurance as to the ability of the Company to consummate any such arrangement, or the terms or timing of any such arrangement. Additionally, from time to time the Company engages in exploratory discussions with others regarding mergers, acquisitions, joint ventures, dispositions and other transactions. There can be no assurance, however, that any such transaction will be effected by the Company or on what terms.

The Company's liquidity will be reduced as amounts are expended for continuing activities. While not currently anticipated, the Company's liquidity could also be substantially reduced if significant amounts are expended for additional facilities, equipment or to license or acquire proprietary technology owned by others or to legally defend its proprietary technology.


Plan of Operations

During the next 12 months, the principal focus of the Company's activities is expected to be (i) the in-licensing, acquisition and development of additional technologies, (ii) the development and manufacturing of HIV diagnostic products for Centocor, (iii) the marketing of DNA probe products for "Research-Use Only" and to other companies for use in their genetics programs, and (iv) if any of the foregoing development activities are successful, conducting field trials for, seeking any required regulatory approvals of, and the marketing of these products. These planned activities reflect an increased emphasis on the acquisition and development of new non diagnostic medical technologies. Such planned activities may change depending upon business opportunities that present themselves, the success of development activities, the financial position of the Company and other matters that may arise in the future.

The Company expects to renew its lease for its facilities in 1997; however, diagnostic operations will be consolidated into one-half the current space or approximately 6000 square feet. Capital expenditures of other equipment are not expected to exceed $500,000 during the next 12 months. However, all such expenditures will vary based on the success of the Company's efforts, its financial resources, changes in manufacturing, research or development programs, relocation of its facilities and other factors.

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

As of March 31, 1997, the Company employed 6 full-time employees, 1 part-time employee and engaged 2 contract employees. If the Company is successful in its development and marketing activities, the number of employees and temporary personnel will increase. The number of such personnel will depend on the progress of the Company's efforts and cannot be forecast with certainty.

The foregoing plan of operation includes certain objectives of the Company, and there can be no assurance that these objectives will be achieved within the stated period, if at all. Furthermore, this plan of operation is subject to change based on future events and circumstances, many of which are beyond the control of the Company.


Results of Operations

The Company's net losses for the three month periods ended March 31, 1996, December 31, 1996 and March 31, 1997 were $776,000, $612,000 and $265,000 respectively. The Company expects to incur substantial operating losses in 1997 as it continues the development and testing of its products and acquired technologies. The Company expects to incur additional losses thereafter until such time, if ever, as there is sufficient commercialization of its products to offset its research and development activities. As of March 31, 1997, the Company had an accumulated deficit of $29 million. There can be no assurance that the Company will be able to achieve or sustain profitability.

Revenues for the three month periods ended March 31, 1996, December 31, 1996 and March 31, 1997 were $17,000, $17,000 and $410,000, respectively. Product sale
<Page 10>
revenues in the first quarter of 1997 totaled $30,000. Such amounts were obtained from "Research Use Only" sales of the Company's genetic testing products. Revenues for the quarter ended March 31, 1997 also include license and co-development revenue of $379,700, which includes a one-time license fee of $250,000 from Centocor. (See Note 3 of "Condensed Notes to Financial Statements" elsewhere herein). For a discussion of the market for the Company's products, see the Company's Form 10-KSB for the year ended December 31, 1996.

Research and development expenditures have varied with the nature and scope of the Company's research activities. These amounts include the costs of basic and product-related research, product development efforts, and costs associated with field trials. Research and development expenditures for the three month periods ended March 31, 1996, December 31, 1996, and March 31, 1997 were $521,000, $316,000 and $295,000, respectively. Such amounts declined in 1996 and 1997 as the Company shifted its research efforts from genetics to HIV products. The Company previously was engaged in the development of a complete prenatal genetic testing product using maternal blood, including an enrichment or cell separation component. During 1996, the Company ceased development efforts for the cell separation component and began a strategy of collaboration with others developing such systems.

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

The cost of materials sold is currently included in research and development costs because such materials manufactured are principally used for development activities. The costs associated with products sold in 1996 and in the quarter ending March 31, 1997 were not material.

Selling, general and administrative expenses for the three month periods ended March 31, 1996, December 31, 1996 and March 31, 1997 were $270,000, $227,000 and $312,000, respectively. The increase from the first quarter of 1996 to the first quarter of 1997 is principally attributable to additional legal fees incurred and the recording of a liability which the Company anticipates is sufficient to cover any potential damages related to a lawsuit. (See Part II, Item 1 "Legal Proceeding" elsewhere, herein).

The Company's selling expenses are included in selling, general and administrative expenses, but have not been material to date. The Company currently intends to employ distributors for certain products or market through collaborative partners, and selling expenses will vary depending upon the success of this strategy.

Interest expense is principally attributable to loans from investors and the interest portion of capital lease obligations. Interest expense for the three month periods ended March 31, 1996, December 31, 1996 and March 31, 1997 were $16,000, $70,000 and $68,000, respectively. Interest expense for the quarter ended March 31, 1996 was principally interest on capitalized leases. Interest expense for the quarters ended December 31, 1996 and March 31, 1997 increased from prior quarters as a result of interest on the Convertible Notes, which were outstanding during the full periods. Such amounts are payable upon maturity of the Convertible Notes in 1998.

Interest income and other, net for the three month periods ended March 31, 1996, December 31, 1996 and March 31, 1997 were $13,000, $(16,000) and $(300), respectively. This decline is principally the result of a reduction in the funds available for investment.

As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $24.5 million. These carryforwards will begin to expire in 2004 if not otherwise used. Additionally, the Company has $625,000 of research and development tax credit carryforwards for tax purposes which expire in varying amounts beginning in 2004. The Company's ability to utilize substantially all of its tax loss and credit carryforwards is limited by the "change in ownership," as such term is defined by federal income tax laws and regulations, that occurred upon the closing of the initial public offering in October 1993. The amount of such operating loss and/or credit carryforward as of that date that may be utilized each year to offset future taxable income from operations is limited to approximately $1.5 million. Any portions of the annual limitation that are not utilized in a tax year may be carriedforward against future taxable income. As of December 31, 1996, the Company estimates that use of
<Page 11>
approximately $2 million of its net operating loss carryforward is subject to such limitation. Additionally, gains from certain limited categories of licensing activities that may arise subsequent to October 1993, could also result in the utilization of additional amounts of the carryforward. Losses generated subsequent to October 1993, are not limited by the October 1993 change in ownership. However, any future change in ownership, including such changes that may occur as a result of the Company's 1997 funding activities, may further restrict or substantially eliminate the ability to utilize tax carryforwards against future taxable income.

Forward-Looking Statements

The statements contained in all parts of this document regarding future products and product developments, financial performance, future regulatory approvals, business strategies, market acceptance, business arrangements, and results and other statements which are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes," and similar expressions are also intended to identify forward-looking statements. The forward-looking statements involve risks and uncertainties, including, but not limited to, those relating to: the Company's products being in the early stage of development; uncertainty of developing markets; the need for additional financing and limited access to capital funding; the Company's limited operating history; its accumulated deficit and anticipated losses; government regulation (including that the Company's products are subject to extensive regulation and required government approvals, that there is no assurance of regulatory approvals and that failure to obtain such approvals will have an adverse effect; uncertainty of the type of, timing or receipt of FDA approval; that the Company will be subject to numerous international regulations and that other regulations may adversely affect the Company); the Company's reliance on distributors and collaborative partners; license patents and trade secrets (including the uncertainty of domestic and international patent protection, the possibility of patent infringement claims against the Company, the Company's reliance on trade secrets and proprietary know-how and that there is no assurance of confidentiality); the potential adverse effects of technological change and competition; potential of limited third-party reimbursement; use of hazardous materials; possibility of product liability claims; dependence on key personnel; limited manufacturing and marketing experience; uncertainty relating to health care reform measures; and other factors detailed in the Company's Securities and Exchange Commission filings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None


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

The plaintiffs in this lawsuit allege that the defendants (the Company and certain former officers and directors) employed devices, schemes and artifices to defraud; made untrue statements of material fact or omitted to state material facts necessary in order to make statements made, in light of the circumstances under which they were made, not misleading; or engaged in acts or practices in a course of business that operated as a fraud or deceit upon plaintiff and others similarly situated in connection with their purchases and sales of Aprogenex stock and that such alleged actions violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b) 5 promulgated thereunder. The plaintiffs have requested damages, costs of suit and such other and further relief, at law or in equity, to which they may be entitled and have alleged aggregate net losses in excess of $175,000. As of May, 1997, no
<Page 12>
settlement has been reached, however; the Company has recorded a liability they anticipate is sufficient to cover any potential damages related to this lawsuit.

Item 5.  Other Information

On February 24, 1997, the Company's Vice President - Finance resigned. The Company does not expect to replace this individual at this time and his duties will be assumed by others within the Company. Additionally, Phillipe Sommer and Dr. Robert DeCresce resigned as members of the Board of Directors on February 14, and March 13, 1997, respectively.


Item 6.  Exhibits and Reports on Form 8-K
a.)  Exhibits

Exhibit
Number      Document Description

27        Financial Data Schedule.

<Page 13>
                                    SIGNATURES
In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Aprogenex, Inc.



May 15, 1997                       By:   /s/ David M. Leech
                                        --------------------------
                                        David M. Leech
                                        President and
                                        Chief Executive Officer

<Page 14>

Exhibit Index

Exhibit
Number      Document Description

27        Financial Data Schedule.